Form 10-Q
period 1994-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1994-03-17
CIK 784161

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended January 31, 1994

                                            OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________.

                              Commission File Number 0-18146

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                  (Exact name of registrant as specified in its charter)



                                         Delaware
                                  (State of organization)


                                         13-3293754
                             (IRS Employer Identification No.)

                            2 World Trade Center, New York, NY
                         (Address of principal executive offices)

                                           10048
                                        (Zip Code)

Registrant's telephone number, including area code:   (212) 392-1054



Former name, former address and former fiscal year, if changed since last report: not applicable




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X          No

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                CONSOLIDATED BALANCE SHEETS

                                             January 31,
                                                 1994       October 31,
                                             (Unaudited)       1993



                                   ASSETS

Cash and short-term investments, at cost,
  which approximates market                 $  5,758,880   $  5,238,000

Real estate, at cost:
  Land                                        21,043,309     21,043,309
  Buildings and improvements                 139,316,111    138,500,302
                                             160,359,420    159,543,611
  Accumulated depreciation                    27,231,815     26,170,957
                                             133,127,605    133,372,654

Investments in joint ventures                 55,251,935     55,509,648

Deferred expenses, net                           710,883        670,381

Other assets                                   2,298,247      2,960,818

                                            $197,147,550   $197,751,501


                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities    $  1,160,903   $  1,054,213

Security deposits                                231,617        218,656
                                               1,392,520      1,272,869

Partners' capital (deficiency):
  General partners
     Capital contributions                         1,000          1,000
     Cumulative net income                     6,749,077      6,524,759
     Cumulative distributions                (11,190,170)   (10,893,492)
                                              (4,440,093)    (4,367,733)
  Limited partners ($500 per Unit,
     534,020 Units issued)
     Capital contributions, net of
       offering costs                        241,562,160    241,562,160
     Cumulative net income                    69,745,732     67,726,874
     Cumulative distributions               (111,112,769)  (108,442,669)
                                             200,195,123    200,846,365
  Total partners' capital                    195,755,030    196,478,632

                                            $197,147,550  $ 197,751,501






               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                             CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended January 31, 1994 and 1993
                                        (Unaudited)



                                                  1994          1993

Revenues:

  Rental                                     $ 3,781,185    $ 4,183,331
  Equity in earnings of joint ventures           878,576        937,375
  Interest                                        36,944         27,087
  Other                                           76,942         47,857
                                               4,773,647      5,195,650

Expenses:

  Property operating                           1,166,754      1,318,558
  Depreciation                                 1,060,858      1,074,618
  Amortization                                    41,930         34,194
  General and administrative                     260,929        255,348
                                               2,530,471      2,682,718

Net income                                   $ 2,243,176    $ 2,512,932

Net income per Unit of limited
  partnership interest                           $  3.78        $  4.24

































               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                            Three months ended January 31, 1994
                                        (Unaudited)



                                  Limited         General
                                  Partners        Partners        Total


Partners' capital (deficiency)
  at November 1, 1993           $200,846,365    $(4,367,733)  $196,478,632

Net income                         2,018,858        224,318      2,243,176

Cash distributions                (2,670,100)      (296,678)    (2,966,778)

Partners' capital (deficiency)
  at January 31, 1994           $200,195,123    $(4,440,093)  $195,755,030






































               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three months ended January 31, 1994 and 1993
                                        (Unaudited)

                                                     1994          1993

Cash flows from operating activities:
Net income                                     $  2,243,176    $  2,512,932
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                 1,060,858       1,074,618
     Amortization                                    41,930          34,194
     Equity in earnings of joint ventures          (878,576)       (937,375)
     (Increase) decrease in operating assets:
       Deferred expenses                            (82,432)        (32,842)
       Other assets                                 662,571       1,030,972
     Increase in operating liabilities:
       Accounts payable and accrued liabilities     106,690         202,540
       Security deposits                             12,961          33,240

     Net cash provided by operating activities    3,167,178       3,918,279

Cash flows from investing activities:
  Additions to real estate                         (815,809)        (94,958)
  Investment in joint ventures                     (341,509)       (153,377)
  Distributions from joint ventures               1,477,798       1,980,499

     Net cash provided by investing
       activities                                   320,480       1,732,164

Cash flows from financing activities:
  Cash distributions                             (2,966,778)     (2,966,778)

Increase in cash and short-term
  investments                                       520,880       2,683,665

Cash and short-term investments at beginning
  of period                                       5,238,000       3,336,481

Cash and short-term investments at end
  of period                                    $  5,758,880    $  6,020,146

               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        Notes to Consolidated Financial Statements
                                        (Unaudited)

1.   The Partnership

  Dean Witter Realty Income Partnership III, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 30, 1985. The Partnership's fiscal year ends on October 31.

  The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent Place Associates Limited Partnership on a consolidated basis. The Partnership's interest in Taxter Corporate Park and the partnerships which own interests in Tech Park Reston and Chesterbrook Corporate Center are accounted for on the equity method.

  The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.
  Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the results for the interim period.

2.   Related Party Transactions

  An affiliate of the Managing General Partner provided property management services for eight properties as of January 31, 1994 (six properties as of January 31, 1993) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $136,000 and $120,000 for the three months ended January 31, 1994 and 1993, respectively.

  Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1994 and 1993, the Partnership incurred approximately $190,000 and $192,000 respectively, for these services.

  As of January 31, 1994, the affiliate was owed a total of approximately $180,000 for these services.




                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        Notes to Consolidated Financial Statements
                                        (Unaudited)


3.   Subsequent Event

     On February 25, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Liquidity and Capital Resources

    The Partnership raised $267,010,000 in a public offering of 534,020 units which was terminated in 1987. The Partnership has no plans to raise additional capital.

    The Partnership has purchased eight properties and has made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

    Real estate, in general, has been negatively affected by a major cyclical downturn. The downturn has been caused by a variety of factors, including an oversupply of office and retail properties, a continued downsizing by many major corporations and lack of credit availability for real estate financings and purchases.

    These factors have contributed to a general decrease in market rental rates, an increase in vacancy rates and an increase in concessions such as free rent and tenant improvement expenditures for both new and existing tenants. As a result, there has been an overall decline in the liquidity and market values of real estate investments.

    Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

    The Partnership's liquidity also depends upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended January 31, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the three months ended January 31, 1994, Partnership cash flow from operations and distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fully fund capital expenditures and cash distributions.

    During the three months ended January 31, 1994, the Partnership incurred approximately $898,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties. The Partnership also invested approximately $342,000, its share of capital expenditures, primarily at the Taxter joint venture.

The Vanguard Group, the largest tenant in the Chesterbrook joint venture, has vacated its space at one of the buildings and will vacate its remaining space upon the expiration of its leases between November 1994 and November 1995. Also, there is a significant amount of vacant space at the Holcomb Woods, Glenhardie and Hall Road Crossing properties. The Partnership expects to fund significant capital expenditures in order to attract new tenants to these properties. In addition, the managing General Partner plans to make certain capital improvements and security enhancements at the Taxter property.

    On February 25, 1994, the Partnership paid the first quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General
Partners.

Operations

    Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1994 compared to the comparable period ended January 31, 1993 are primarily attributable to the following:

    The decrease in rental income is primarily due to lower occupancies at the Glenhardie and Holcomb Woods properties. This decrease was partially offset by an increase in rent at Fashion Corners from a new anchor tenant which moved in in the second quarter of 1993.

    The decrease in equity in earnings of joint ventures is primarily attributable to lower rental income at Tech Park and Chesterbrook, offset by increased income at Taxter as a result of lower depreciation charges.

    The decrease in property operating expenses is primarily due to lower costs incurred at the Glenhardie, Holcomb Woods and Laurel
Lakes properties in 1994.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has experienced declines in occupancy due largely to overbuilding and corporate consolidation; the overall
vacancy level in this market is currently 33%.   During the first
quarter of 1994, occupancy increased from 68% to 76%. No significant leases expire before 1995.

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 15%. Occupancy at the property in the first quarter of 1994 decreased from 97% to 84%, primarily because of the departure of Vanguard as described above. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995 and are not expected to be renewed. Vanguard is vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area will cause the office market to deteriorate further. The leases of the other major tenant at the property (for 25% of the space) expire in 1998.

    Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the first quarter of 1994, occupancy increased from 55% to 79%. Leases on approximately 18% of the property's space expire in 1994; thereafter no significant leases expire before 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 27%, as many major tenants in the market are consolidating their operations. During the first quarter of 1994, occupancy at the property remained stable at 97%. No significant leases expire before 1996. One of the tenants owns a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    The Reston market in Virginia, the location of Tech Park Reston, is currently experiencing a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2003, but Sprint has the option to terminate the leases on two of the three buildings beginning in 1997.

    Retail properties throughout the country have been adversely affected by overbuilding and the financial weakness of several large and midsize retailers. Although many of the anchor tenants in the Partnership's retail properties have signed long-term leases, they may face increasing competition from large specialty or discount retail stores. This increased competition could also affect the performance of smaller tenants.

    Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to retain relatively stable rental rates and maintain an occupancy rate of 97% during the first quarter of 1994. No significant leases expire until 2005. However, Hechingers, an anchor tenant, has announced it will leave the shopping center in 1994; under the terms of its lease, Hechingers will continue to pay rent until a replacement tenant is found.

    The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. During the first quarter of 1994, occupancy at the property remained at 78%.
Occupancy has been low because an anchor tenant has not been located to replace Children's Palace, an anchor tenant which vacated the premises in 1992 due to its bankruptcy. The leases of the other anchor tenants expire in 1996, 1997 and 2004.

    Saginaw, Michigan, the location of Fashion Corners, is an improving market with a vacancy rate of 6%. During the first quarter of 1994, occupancy remained stable at 94%. Best Products, an anchor tenant whose lease expires in 2005, filed for bankruptcy protection in 1991. It is anticipated that a plan of reorganization will be confirmed in early 1994 and under this plan, the tenant will remain at the center until its scheduled lease termination. The leases of the other anchor tenants expire in 1996, 2009 and 2013.

    A 280,000 square foot "power" retail center is under construction near Fashion Corners. When complete, this center will compete with Fashion Corners for larger tenants.

    Lansing, Michigan, the location of Delta Center, is a strong and stable market with a vacancy rate of approximately 6%. During the first quarter of 1994, occupancy remained stable at 83%. The occupancy excludes an anchor tenant which vacated its space prior to the expiration of its lease (which runs until 2005) but will continue to pay rent on the space until a replacement tenant is found. The leases of the three other anchor tenants at the property expire in 1995, 2006 and 2013.

    Westland Crossing is situated outside downtown Detroit and is in an overbuilt market. Several large retailers have left their locations during the first quarter of 1994; as a result, the vacancy rate in this market increased from approximately 10% to 14%. However, occupancy at the property remained stable at 94% during the first quarter of 1994. The leases of the anchor tenants expire in 1996 and 2006.


    An 80,000 square foot retail center is under construction near
Westland Crossing.   When complete, this center will compete with
Westland Crossing for small tenants.

Inflation

    Inflation has been consistently low during the period presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - not applicable.

Item 2.    Changes in Securities - not applicable.

Item 3.    Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and Reports on Form 8-K

        a) Exhibits - not applicable.

        b) Reports on Form 8-K - not applicable.



                                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Dean Witter Realty Income
                                            Partnership III, L.P.


                                          By: Dean Witter Realty Income
                                             Properties III Inc.
                                             Managing General Partner



Date:  March 15, 1994               By:   /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President



Date:  March 15, 1994               By:   /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and Accounting
                                           Officer)