Form 10-Q
period 1994-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1994-06-14
CIK 784161

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the period ended April 30, 1994

                                            OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________.

                              Commission File Number 0-18146

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                  (Exact name of registrant as specified in its charter)



       Delaware                                       13-3293754
(State of organization)                   (IRS Employer Identification No.)





   2 World Trade Center, New York, NY                                 10048
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:   (212) 392-1054



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

                                CONSOLIDATED BALANCE SHEETS

                                                        April 30,
                                                          1994              October 31,
                                                      (Unaudited)              1993
                                                    --------------         -------------


                                   ASSETS
Cash and short-term investments, at cost,
  which approximates market                          $  5,602,516          $  5,238,000

Real estate, at cost:
  Land                                                 21,043,309            21,043,309
  Buildings and improvements                          139,724,568           138,500,302
                                                      ___________           ___________
                                                      160,767,877           159,543,611
  Accumulated depreciation                             28,341,181            26,170,957
                                                      ___________           ___________
                                                      132,426,696           133,372,654

Investments in joint ventures                          55,327,662            55,509,648

Deferred expenses, net                                    771,223               670,381

Other assets                                            2,391,619             2,960,818
                                                      ___________           ___________
                                                     $196,519,716          $197,751,501
                                                      ___________           ___________

                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities             $    998,413          $  1,054,213

Security deposits                                         235,552               218,656
                                                      ___________           ___________
                                                        1,233,965             1,272,869
                                                      ___________           ___________
Partners' capital (deficiency):
  General partners                                     (4,487,021)           (4,367,733)
  Limited partners ($500 per Unit,
     534,020 Units issued)                            199,772,772           200,846,365
                                                     ____________          ____________
  Total partners' capital                             195,285,751           196,478,632
                                                     ____________          ____________
                                                     $196,519,716         $ 197,751,501
                                                     ____________          ____________





               See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and six months ended April 30, 1994 and 1993
                                                 (Unaudited)


                                                   Three months ended                 Six months ended
                                                         April 30,                        April 30,
                                                _________________________       __________________________
                                                   1994          1993               1994            1993
                                                __________    ___________       ____________    __________

Revenues:

  Rental                                        $4,181,886     $4,131,896        $7,963,071      $8,315,227
  Equity in earnings of joint ventures             944,599        792,236         1,823,175       1,729,611
  Interest                                          36,867         38,882            73,811          65,969
  Other                                             43,737         20,414           120,679          68,271
                                                 _________      _________        __________      __________
                                                 5,207,089      4,983,428         9,980,736      10,179,078
                                                 _________      _________        __________      __________

Expenses:

  Property operating                             1,288,890      1,425,509         2,455,644       2,744,067
  Depreciation                                   1,109,366      1,061,425         2,170,224       2,136,043
  Amortization                                      51,312         36,880            93,242          71,074
  General and administrative                       260,022        257,685           520,951         513,033
                                                 _________      _________        __________       _________
                                                 2,709,590      2,781,499         5,240,061       5,464,217
                                                 _________      _________        __________       _________
Net income                                      $2,497,499     $2,201,929           $4,740,675   $4,714,861
                                                 _________      _________        __________      __________

Net income per Unit of limited
  partnership interest                               $4.21          $3.71             $7.99           $7.95
                                                      ____           ____              ____            ____

             See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Six months ended April 30, 1994
                                                 (Unaudited)



                                                  Limited           General
                                                  Partners          Partners            Total
                                                _____________     ____________
Partners' capital (deficiency)
  at November 1, 1993                           $200,846,365      $(4,367,733)      $196,478,632

Net income                                         4,266,607          474,068          4,740,675

Cash distributions                                (5,340,200)        (593,356)        (5,933,556)
                                                  __________         ________         __________
Partners' capital (deficiency)
  at April 30, 1994                             $199,772,772      $(4,487,021)      $195,285,751
                                                 ____________      ___________       ____________















           See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Six months ended April 30, 1994 and 1993
                                        (Unaudited)
                                                               1994              1993
                                                          ____________       _____________
Cash flows from operating activities:
Net income                                               $  4,740,675        $  4,714,861
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           2,170,224           2,136,043
     Amortization                                              93,242              71,074
     Equity in earnings of joint ventures                  (1,823,175)         (1,729,611)
     (Increase) decrease in operating assets:
       Deferred expenses                                     (194,084)            (73,025)
       Other assets                                           569,199           1,042,926
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities               (55,800)             77,528
       Security deposits                                       16,896              36,091
                                                           __________         ___________
     Net cash provided by operating activities              5,517,177           6,275,887
                                                           __________         ___________
Cash flows from investing activities:
  Additions to real estate                                 (1,224,266)           (239,728)
  Investment in joint ventures                               (644,920)           (316,107)
  Distributions from joint ventures                         2,650,081           3,320,515
                                                           ___________        ____________
     Net cash provided by investing
       activities                                             780,895           2,764,680
                                                           ___________        ____________
Cash flows from financing activities:
  Cash distributions                                       (5,933,556)         (5,933,556)
                                                          ____________        ___________
Increase in cash and short-term
  investments                                                 364,516           3,107,011
Cash and short-term investments at beginning
  of period                                                 5,238,000           3,336,481
                                                          ____________        ____________
Cash and short-term investments at end
  of period                                              $  5,602,516        $  6,443,492
                                                          ____________        ____________

               See accompanying notes to consolidated financial statements.
/TABLE

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

2.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for eight properties as of April 30, 1994 (six properties as of April 30, 1993) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $247,000 and $221,000 for the six months ended April 30, 1994 and 1993, respectively.

     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1994 and 1993, the Partnership incurred approximately $379,000 and $382,000 respectively, for these services.

     As of April 30, 1994, the affiliates were owed a total of approximately $177,000 for these services.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        Notes to Consolidated Financial Statements
                                        (Unaudited)


3.   Subsequent Event

     On May 26, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Real estate, in general, has been negatively affected by a major cyclical downturn. The downturn has been caused by a variety of factors, including an oversupply of office and retail properties, continued downsizing by many major corporations and lack of credit availability for real estate financings and purchases.

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

    The Partnership's liquidity also depends upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the six months ended April 30, 1994, Partnership cash flow from operations and distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that for the remainder of 1994, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves. The Partnership had reduced its distribution rate beginning with the 1992 fourth quarter distribution paid November 1992 in order to accumulate such cash reserves.


    During the six months ended April 30, 1994, the Partnership incurred approximately $1,418,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties. The Partnership also invested approximately $645,000, its share of capital expenditures, at the Taxter and Chesterbrook joint ventures.

    The Vanguard Group, the largest tenant in the Chesterbrook joint venture, vacated its space at one of the buildings in November 1993 and will vacate its remaining space upon the expiration of its leases between November 1994 and November 1995. Also, there is a significant amount of vacant space at the Holcomb Woods, Glenhardie and Hall Road Crossing properties. The Partnership expects to fund significant capital expenditures in order to attract new tenants to these properties. In addition, the Partnership plans to fund its share of certain capital improvements and security enhancements at the Taxter property in 1994.

    On May 26, 1994, the Partnership paid the second quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General
Partners.

Operations

    Significant fluctuations in the Partnership's operating results for the six and three-month periods ended April 30, 1994 compared to the comparable periods ended April 30, 1993 are primarily attributable to the following:

    The decrease in rental income for the six months ended April 30, 1994 is primarily due to lower occupancies at the Glenhardie and Holcomb Woods properties. This decrease was partially offset by an increase in rent at Fashion Corners from a new anchor tenant which moved in at the end of the second quarter of 1993.

    The increases in equity in earnings of joint ventures for the six and three months ended April 30, 1994 is primarily attributable to increased income from the Taxter joint venture as a result of lower depreciation charges (due to the writedown of the property in 1993) offset by lower rental income from the Chesterbrook joint venture due to Vanguard vacating one building.

    The decrease in property operating expenses for the six and three months ended April 30, 1994 is primarily due to lower costs incurred at the Glenhardie and Holcomb Woods properties in 1994.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, is improving. During the second quarter of 1994, occupancy at the property increased slightly from 76% to 77% after increasing from 68% to 76% during the first quarter. Occupancy remains low because space vacated by the building's largest tenant in 1993 has not been re-leased. No significant leases expire before 1995.

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 15%. Occupancy at the property in the second quarter of 1994 remained stable at 84% after decreasing from 97% to 84% during the first quarter. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995 and are not expected to be renewed. Vanguard is vacating its space to move into its own newly-constructed space in this market. This and other new construction in the Valley Forge area will cause the office market to deteriorate further. The leases of the other major tenant at the property (occupying 25% of the space) expire in 1998.

    Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the second quarter of 1994, occupancy at the properties decreased slightly from 79% to 78% after increasing from 55% to 79% during the first quarter of 1994. In May 1994, occupancy increased to 89%. Leases on approximately 20% of the properties' space expire in 1994; thereafter, no significant leases expire before 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline.
The current vacancy level in this market is approximately 27%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. During the second quarter of 1994, occupancy at the property increased slightly from 97% to 99%. No significant leases expire before 1996. One of the tenants owns a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

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

    Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to retain relatively stable rental rates and maintain an average occupancy rate of 96% during the first and second quarters of 1994. No significant leases expire until 2005. Hechingers, an anchor tenant, vacated the shopping center as of May 31, 1994 and was replaced with Best Buy at a significantly higher rent.

    The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. During the second quarter of 1994, occupancy at the property decreased from 78% to 74%. Occupancy has been low because an anchor tenant has not been located to replace Children's Palace, an anchor tenant which vacated the premises in 1992 due to its bankruptcy. During the second quarter, Perry Drugs, an anchor tenant whose lease expires in 1996, sub-leased its space to Pet Food Warehouse. The leases of the other anchor tenants expire in 1997 and 2004.

    Saginaw, Michigan, the location of Fashion Corners, is an improving market with a vacancy rate of 6%. During the first and second quarters of 1994, occupancy remained stable at 94%. Best Products, an anchor tenant whose lease expires in 2005, filed for bankruptcy protection in 1991. It is anticipated that a plan of reorganization will be confirmed in 1994 and under this plan, the tenant will remain at the center until its scheduled lease termination in 2005. The leases of the other anchor tenants expire in 1996, 2009 and 2013.

    A retail center is under construction near Fashion Corners. This center may compete with Fashion Corners for larger tenants.

    Lansing, Michigan, the location of Delta Center, is a strong and stable market with a vacancy rate of approximately 6%. During the second quarter of 1994, occupancy increased from 83% to 97% because a replacement was found for an anchor tenant which had previously vacated its space. The leases of the other anchor tenants at the property expire in 1995, 2005, 2006 and 2013.

    Westland Crossing is situated outside downtown Detroit and is in an overbuilt market. Several large retailers left their locations during the first quarter of 1994; as a result, the vacancy rate in this market is currently 14%. Occupancy at the property decreased from 94% to 87% due to several smaller tenants vacating their space during the second quarter of 1994. The leases of the anchor tenants expire in 1996 and 2006.




    A 110,000 square foot retail center is under construction near
Westland Crossing.   When complete, this center may compete with
Westland Crossing for small tenants.

Inflation

    Inflation has been consistently low during the period presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




PART II - OTHER INFORMATION

Item 1.    Legal Proceedings - not applicable.

Item 2.    Changes in Securities - not applicable.

Item 3.    Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and Reports on Form 8-K

        a) Exhibits - not applicable.

        b) Reports on Form 8-K - Report dated May 10, 1994 of the valuation per Unit of Limited Partnership Interest at December 31, 1993.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.





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


                                          Dean Witter Realty Income
                                            Partnership III, L.P.


                                          By: Dean Witter Realty Income
                                             Properties III Inc.
                                             Managing General Partner



Date:  June 14, 1994                By:   /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President



Date:  June 14, 1994                By:   /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and Accounting
                                           Officer)