Form 10-Q
period 1994-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1994-09-14
CIK 784161

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the period ended July 31, 1994

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

                                CONSOLIDATED BALANCE SHEETS

                                                         July 31,
                                                          1994              October 31,
                                                      (Unaudited)              1993



                                   ASSETS
Cash and short-term investments, at cost,
  which approximates market                          $  7,000,379          $  5,238,000

Real estate, at cost:
  Land                                                 21,043,309            21,043,309
  Buildings and improvements                          140,094,132           138,500,302
                                                      161,137,441           159,543,611
  Accumulated depreciation                             29,449,178            26,170,957
                                                      131,688,263           133,372,654

Investments in joint ventures                          54,579,901            55,509,648

Deferred expenses, net                                    850,992               670,381

Other assets                                            2,172,055             2,960,818

                                                     $196,291,590          $197,751,501


                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities             $  1,142,713          $  1,054,213

Security deposits                                         228,272               218,656
                                                        1,370,985             1,272,869

Partners' capital (deficiency):
  General partners                                     (4,523,535)           (4,367,733)
  Limited partners ($500 per Unit,
     534,020 Units issued)                            199,444,140           200,846,365

  Total partners' capital                             194,920,605           196,478,632

                                                     $196,291,590         $ 197,751,501

               See accompanying notes to consolidated financial statements.


                             DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and nine months ended July 31, 1994 and 1993
                                                 (Unaudited)


                                                   Three months ended                 Nine months ended
                                                         July 31,                         July 31,
                                                   1994          1993               1994          1993


Revenues:

  Rental                                        $4,138,850     $4,080,249       $12,101,921     $12,395,476
  Equity in earnings of joint ventures             947,963        866,531         2,771,138       2,596,142
  Interest                                          52,756         41,692           126,567         107,661
  Other                                            111,173         18,929           231,852          87,200
                                                 5,250,742      5,007,401        15,231,478      15,186,479


Expenses:

  Property operating                             1,248,491      1,248,255         3,704,135       3,992,322
  Depreciation                                   1,107,997      1,085,631         3,278,221       3,221,674
  Amortization                                      50,809         41,645           144,051         112,719
  General and administrative                       241,813        244,431           762,764         757,464
                                                 2,649,110      2,619,962         7,889,171       8,084,179

Net income                                      $2,601,632     $2,387,439           $ 7,342,307  $7,102,300


Net income per Unit of limited
  partnership interest                               $4.38          $4.02            $12.37          $11.97

                        See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Nine months ended July 31, 1994
                                                 (Unaudited)





                                                  Limited           General
                                                  Partners          Partners            Total

Partners' capital (deficiency)
  at November 1, 1993                           $200,846,365      $(4,367,733)      $196,478,632

Net income                                         6,608,076          734,231          7,342,307

Cash distributions                                (8,010,301)        (890,033)        (8,900,334)

Partners' capital (deficiency)
  at July 31, 1994                              $199,444,140      $(4,523,535)      $194,920,605

See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine months ended July 31, 1994 and 1993
                                        (Unaudited)
                                                               1994              1993
Cash flows from operating activities:
Net income                                               $  7,342,307        $  7,102,300
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           3,278,221           3,221,674
     Amortization                                             144,051             112,719
     Equity in earnings of joint ventures                  (2,771,138)         (2,596,142)
     (Increase) decrease in operating assets:
       Deferred expenses                                     (324,662)           (254,778)
       Other assets                                           788,763           1,122,766
     Increase in operating liabilities:
       Accounts payable and accrued liabilities                88,500             334,297
       Security deposits                                        9,616              45,225

     Net cash provided by operating activities              8,555,658           9,088,061

Cash flows from investing activities:
  Additions to real estate                                 (1,593,830)         (1,892,149)
  Investment in joint ventures                               (763,467)           (541,816)
  Distributions from joint ventures                         4,464,352           4,622,024

     Net cash provided by investing activities              2,107,055           2,188,059

Cash flows from financing activities:
  Cash distributions                                       (8,900,334)         (8,900,334)

Increase in cash and short-term
  investments                                               1,762,379           2,375,786

Cash and short-term investments at beginning
  of period                                                 5,238,000           3,336,481

Cash and short-term investments at end
  of period                                              $  7,000,379        $  5,712,267

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

     The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent Place Associates Limited Partnership on a consolidated basis. The Partnership's interest in Taxter Corporate Park, Tech Park Reston and the partnership which owns interests in Chesterbrook Corporate Center are accounted for on the equity method.

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

2.   Related Party Transactions

     At July 31, 1994 and 1993, an affiliate of the Managing General Partner provided property management services for eight properties as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $357,000 and $319,000 for the nine months ended July 31, 1994 and 1993, respectively.

     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1994 and 1993, the Partnership incurred approximately $569,000 and $571,000, respectively, for these services.

     As of July 31, 1994, the affiliates were owed a total of approximately $179,000 for these services.

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        Notes to Consolidated Financial Statements
                                        (Unaudited)


3.   Subsequent Event

     On August 30, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

           DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

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

    Many real estate markets are stabilizing primarily due to the continued absence of significant construction activity. However, the recovery of the office market will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

    The Partnership's liquidity depends upon its properties' cash flow from operations, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended July 31, 1994, all of the Partnership's properties and joint venture interests have generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the nine months ended July 31, 1994, Partnership cash flow from operations and distributions received from joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that for the remainder of 1994, capital expenditures and cash distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves. The Partnership had reduced its distribution rate beginning with the 1992 fourth quarter distribution paid November 1992 in order to accumulate such cash reserves.

    During the nine months ended July 31, 1994, the Partnership incurred approximately $1,918,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties. The Partnership also invested approximately $763,000, its share of capital expenditures, in the Taxter and Chesterbrook joint ventures.

    The Vanguard Group, the largest tenant in the Chesterbrook joint venture, vacated its space at one of the buildings in November 1993 and will vacate its remaining space upon the expiration of its leases between November 1994 and November 1995. Also, there is a significant amount of vacant space at the Holcomb Woods, Glenhardie, Hall Road Crossing and Westland Crossing properties. The Partnership expects to continue to fund significant capital expenditures in order to attract new tenants to these properties.


          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


    The Partnership plans to fund its share of certain capital improvements and security enhancements at the Taxter property in 1994 and 1995.

    On August 30, 1994, the Partnership paid the third quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

Operations

    Significant fluctuations in the Partnership's operating results for the nine and three-month periods ended July 31, 1994 compared to the comparable periods ended July 31, 1993 are primarily attributable to the following:

    The decrease in rental income for the nine months ended July 31, 1994 is primarily due to lower occupancies at the Glenhardie and Holcomb Woods properties. This decrease was partially offset by an increase in rent at Fashion Corners from a new anchor tenant which moved in at the end of the second quarter of 1993.

    The increases in equity in earnings of joint ventures for the periods ended July 31, 1994 are primarily attributable to increased income from the Taxter joint venture as a result of higher occupancy and lower depreciation charges (due to the writedown of the property in 1993). These increases were partially offset by lower rental income from the Chesterbrook joint venture due to Vanguard vacating one building.

    The decrease in property operating expenses for the nine months ended July 31, 1994 is primarily due to lower costs incurred at the Glenhardie and Holcomb Woods properties in 1994.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, is improving. During the third quarter of 1994, occupancy at the property increased to 80%. Occupancy was low earlier in 1994 because the building's largest tenant vacated its space in 1993. Also, a new lease covering 8% of the property's space was signed in September 1994, and the new tenant is expected to occupy this space starting November 1994. No significant leases expire during the remainder of 1994, but leases of tenants occupying 33% of the space expire in 1995.

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. Occupancy at the property remained at 84% during the third quarter of 1994. The remaining Vanguard leases, for 22% of the property's space, expire between November 1994 and November 1995

              DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

and are not expected to be renewed. Vanguard is vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of the other major tenant at the property (occupying 25% of the space) expire in 1998.

    Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the third quarter of 1994, occupancy at the properties increased to 80%. In August 1994, a tenant vacated approximately 7% of the property's space. No other significant leases expire before 1998.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in this market is approximately 25%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. During the third quarter of 1994, occupancy at the property remained at 99%. No significant leases expire before 1996. One of the tenants had purchased a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997.

    A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

    Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of 16%. However, the property has been able to maintain relatively stable rental rates and an average occupancy rate of 95% during the nine months ended July 31, 1994. At the end of July 1994, Hechingers, an anchor tenant which occupies 11% of the space, vacated the shopping center; however, they will be replaced before October 31, 1994 with Best Buy at a higher rent. No significant leases expire until 2005.

    The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. During the third quarter of 1994, occupancy at the property remained at 74%. Occupancy has been low because an anchor tenant has not been located to replace Children's Palace, which vacated the premises in 1992 due to its bankruptcy. During the second

        DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

quarter, Perry Drugs, an anchor tenant, sub-leased its space to Pet Food Warehouse. This lease expires in 2001; the leases of the other anchor tenants expire in 1997 and 2004.

    Saginaw, Michigan, the location of Fashion Corners, is an improving market with a vacancy rate of 6%. During the third quarter of 1994, the property was able to maintain an average occupancy of 93%. Best Products, an anchor tenant whose lease expires in 2005, filed for bankruptcy protection in 1991. During the third quarter of 1994, the tenant successfully emerged from bankruptcy, and is now current on all rental payments. The tenant will remain at the center until its scheduled lease termination. The leases of the other anchor tenants expire in 1996, 2009 and 2013.

    A retail center is under construction near Fashion Corners.
This center as well as a nearby center which recently lost a large anchor tenant to the new retail center may compete with Fashion Corners for larger tenants.

    Lansing, Michigan, the location of Delta Center, is a strong and stable market with a vacancy rate of approximately 6%. During the third quarter of 1994, occupancy increased slightly from 97% to 98%. The leases of the other anchor tenants at the property expire in 1995, 2005, 2006 and 2013.

    Westland Crossing is situated outside downtown Detroit and is in an overbuilt market. Several large retailers left their locations during the first quarter of 1994; as a result, the vacancy rate in this market is currently 14%. During the third quarter of 1994, occupancy at the property remained at 85%. The leases of the anchor tenants expire in 1996 and 2006.

    A 110,000 square foot retail center is under construction near
Westland Crossing.   When complete, this center as well as a
nearby center which recently lost a large anchor tenant to the new retail center may compete with Westland Crossing for tenants.

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


                                          Dean Witter Realty Income
                                            Partnership III, L.P.


                                          By:  Dean Witter Realty Income
                                             Properties III Inc.
                                             Managing General Partner



Date:  September 13, 1994                 By:  /s/E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  September 13, 1994                 By:  /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)