Form 10-K
period 1994-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1995-01-27
CIK 784161

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended October 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered

      None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                               Units of Limited Partnership Interest
                                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes
 X              No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. N/A

DOCUMENTS INCORPORATED BY REFERENCE
                                               None

PART I.

ITEM 1.  BUSINESS.

        The Registrant, Dean Witter Realty Income Partnership III, L.P. (the "Partnership"), is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

        The Managing General Partner of the Partnership is Dean Witter Realty Income Properties III Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. The Associate General Partner is Dean Witter Realty Income Associates III, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Properties III Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

        The Partnership issued 534,020 units of limited partnership interest (the "Units") with gross proceeds from the offering of $267,010,000. The offering has been terminated and no additional Units will be sold.

        The proceeds from the offering were used to make equity investments in six office properties and five retail properties which have been acquired without mortgage debt. The properties are described below in
Item 2, the Operations section of Item 7 and footnotes 4 and 5 to the consolidated financial statements included in Item 8.

        The Partnership considers its business to include one industry segment, investment in real property.

        The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize, primarily due to the continued absence of significant construction activity; however, the recovery is expected to be slow. Further information regarding competition in the markets where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Partnership has no employees.

        All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

        The Partnership owns directly or through a partnership interest the following eleven property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.

                                               Year             Acquisition       Net Rentable          Type of Ownership
                                            Completed/             Cost               Area                 of land and
      Property and Location                   Acquired            ($000)          (000 sq. ft.)           Improvements
Glenhardie III, Valley Forge, PA             1984/1986             $9,646                64             Fee interest
  Office Building

Glenhardie IV, Valley Forge, PA              1985/1986            $10,354                64             99.9% General Partner-
  Office Building                                                                                       ship interest1

Delta Center, Lansing, MI                    1985/1986            $13,582               174             Fee interest
  Shopping Center

Hall Road Crossing, Sterling
  Heights, MI                            1986/1986,'91,'93        $15,420               176             Fee interest
  Shopping Center

Fashion Corners, Saginaw, MI                 1986/1986            $12,974               189             Fee interest
  Shopping Center

Westland Crossing, Westland, MI              1986/1986            $13,225               137             Fee interest
  Shopping Center

Taxter Corporate Park,
  Westchester, NY                           1987-1988/            $23,063               345             44.6% General Partner-
 2 Office Buildings                          1986-1988                                                  ship interest2

Business Park at Holcomb Woods,
  Roswell, GA                                1984/1986            $23,100               244             Fee interest
  4 Office Buildings

Laurel Lakes Centre, Laurel, MD              1987/1987            $51,297               466             99.999% General Part-
  Shopping Center                                                                                       nership interest1

Technology Park Reston,
  Reston, VA                              1983-1985/1987          $20,170               374             35.0% General Partner-
  3 Office Buildings                                                                                    ship interest3

Chesterbrook Corp. Center,
  Valley Forge, PA                        1982-1987/1987          $32,430               621             26.7% General Partner-
  8 Office Buildings                                                                                    ship interest4

1. The remaining general partnership ("GP") interest is held by the Managing General Partner.

2. The remaining GP interests are held by Dean Witter Realty Income Partnership II, L.P. (14.8%) and Dean Witter Realty Income
    Partnership IV, L.P. (40.6%). The total cost of the property was $51.8 million

3. The remaining GP interest is held by Dean Witter Realty Income Partnership IV, L.P. The total cost of the property was $57.6 million.

4. The remaining GP interests are held by Dean Witter Realty Income Partnership IV, L.P. (41.2%) and an affiliate of the Managing General Partner (32.1%). The total cost of the property was $1

           Each property has been built with on-site parking facilities.

           An affiliate of the Partnership is the property manager for Laurel Lakes Centre, Taxter Corporate Park, Hall Road Crossing, Delta Center, Fashion Corners and Westland Crossing and the co-property manager for the Glenhardie buildings and five buildings at the Chesterbrook Corporate Center.

           Further information relating to the Partnership's properties is included in Item 7 below and footnotes 4 and 5 to the consolidated financial statements included in Item 8 below.

ITEM 3.   LEGAL PROCEEDINGS.

        Neither the Partnership nor any of its properties is subject to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                             PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

           An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

           As of October 31, 1994, there were 38,732 holders of limited partnership interests.

           The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

           During the year ended October 31, 1994, the Partnership paid cash distributions aggregating $11,867,112, with $10,680,400 distributed to the Limited Partners and $1,186,712 to the General Partners. The distributions aggregated $20.00 per Unit to the Limited Partners.


           On November 29, 1994, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

           The Partnership anticipates making regular distributions to its partners in the future.

           Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or refinancing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

           Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth a summary of the selected financial data for the
Partnership:

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                       For the years ended October 31, 1994, 1993, 1992, 1991 and 1990

                                       1994           1993            1992           1991             1990

Total revenues                    $  20,279,777   $  7,977,133    $ 20,957,942   $ 21,542,531    $ 22,029,495

Net income (loss)                 $   9,711,910   $ (3,002,627)   $ 10,556,999   $ 11,397,429    $ 12,421,996


Net income (loss) per Unit of
  limited partnership
  interest                            $   16.37        $ (5.06)        $ 17.79        $ 19.21         $ 20.94


Cash distributions paid
  per Unit of limited
  partnership interest                  $ 20.00        $ 20.00         $ 31.25        $ 31.25         $ 31.25


Total assets at October 31         $195,350,000   $197,751,501    $212,527,983   $220,764,686    $227,627,170

Note:   The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

            Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market will be slow, because tenant demand is weak, as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

            Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

            The Partnership's liquidity depends in part upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1994, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so.

            In 1994, Partnership cash flow from operations and distributions received from its joint venture investment exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows will be sufficient to fund capital expenditures and distributions to investors in 1995. The Partnership expects to increase the cash distribution rate from 4.0% to 4.75% per Unit beginning with the cash distribution for the first fiscal quarter of 1995.

            Also, in 1994, the Partnership incurred approximately $2,605,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties. The Partnership also invested approximately $1,234,000, representing its share of building improvements, tenant improvements and leasing commissions at the Taxter and Chesterbrook joint ventures.

            The Vanguard Group, the largest tenant in the Chesterbrook joint venture, vacated its space in two of the buildings in November 1993 and October 1994 and will vacate its remaining space upon the expiration of its leases in November 1995. In September 1994, the Partnership signed leases with two new tenants to fill a significant portion of the space vacated by Vanguard to date. The Partnership's share of capital expenditures which will result from these new leases in 1995 is approximately $777,000. The Partnership expects to incur significant additional capital expenditures in order to attract new tenants to the Holcomb Woods and Glenhardie properties, where there is also significant vacant space.

            In fiscal 1993, the Partnership concluded that there was a decline in the value of the Taxter Corporate Park property, and that the decline was other-than-temporary. Accordingly, the general partners of the partnership which owns the property recorded a loss on impairment of its investment in the property of approximately $27.8 million at October 31, 1993. The Partnership's share of this loss, which was included in equity in earnings (losses) of joint ventures was $12,411,356.

            On November 29, 1994, the Partnership paid the fourth quarter distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778 with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

Operations

            Fluctuations in the Partnership's operating results for the year ended October 31, 1994 compared to 1993 and for the year ended October
31, 1993 compared to 1992 are primarily attributable to the following:

            The increase in equity in earnings (losses) of joint ventures in 1994 compared to 1993 and the decrease in 1993 compared to 1992 are primarily attributable to the loss incurred in 1993 when the Partnership recorded its share ($12,411,356) of the loss on impairment of the Taxter property. Excluding the 1993 loss, the equity in earnings (losses) of joint ventures decreased by approximately $254,000 in 1994 compared to 1993. This decrease was primarily caused by lower rental income from the Chesterbrook and Taxter joint ventures. These decreases were partially offset by lower depreciation charges from the Taxter joint venture (due to the writedown of the property in 1993).

            The decrease in property operating expenses for 1994 compared to 1993 is primarily due to lower real estate taxes incurred at most of the Partnership's properties in 1994 and lower building services costs at the Partnership's office buildings. The increase in property operating expenses in 1993 compared to 1992 was primarily due to write-offs of uncollectible tenant receivables at various properties of $190,000 and higher real estate taxes incurred at the Partnership's retail properties.

            A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

            The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, is improving; the current vacancy in this market is approximately 16%. During 1994, average occupancy at the property was 76%, and at October 31, 1994, the property was 88% leased to 29 tenants (including one tenant which moved into its space in November 1994). No single tenant occupies more than 15% of the property's space. Leases on approximately 21% and 34% of the property's space are scheduled to expire in 1995 and 1996, respectively.

            Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. During 1994, average occupancy at the property was 87%, and at October 31, 1994, the property was 90% leased to 20 tenants (including two tenants which moved into their space in December 1994). Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of Philadelphia Electric company, the other major tenant at the property (occupying 25% of the space), expire in 1998. No other significant leases are scheduled to expire in the near future.

            Glenhardie Corporate Center III and IV is also located in Valley Forge, Pennsylvania. During 1994, average occupancy at the property was 74% and at October 31, 1994, the property was 80% leased to 21 tenants.
No single tenant occupies more than 15% of the property's space. No significant leases are scheduled to expire before 1999.

            The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during 1994, average occupancy at the property was 98%, and at October 31, 1994, the property was 99% leased to 26 tenants. One of the tenants purchased a long-term leasehold interest in approximately 20% of the space at the property. The leases of Fuji Photo Film, the other major tenant (covering 21% of the property's space) expire in 1996. No other significant leases are scheduled to expire in the near future.

            The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 12% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings beginning in 1997 and 1998.

            A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

            Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to maintain an average occupancy rate of 94% in 1994 and retain relatively stable rental rates. At October 31, 1994, the property was 95% leased to 46 tenants (including one tenant which moved into its space in November 1994). The lease of K-Mart (covering approximately 18% of the space) expires in 2005; other leases totaling approximately 10% of the space are scheduled to expire in 1995.

            The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of less than 5%. During 1994, average occupancy at the property was 75%, and at October 31, 1994 the property was 95% leased to 16 tenants (including two tenants who moved into their spaces in November 1994). No significant leases are scheduled to expire before 1997. The lease of Gander Mountain (covering approximately 21% of the property's space) expires in 2009.

            Saginaw, Michigan, the location of Fashion Corners, has a vacancy rate of approximately 10%. During 1994, and at October 31, 1994, the property was 94% leased to 21 tenants. In the third quarter of 1994, Best Products, which occupies approximately 21% of the property's space and whose lease expires in 2005, emerged from bankruptcy, and is now current on all rental payments. The lease of Best Buy (covering approximately 19% of the space) expires in 2009, and the lease of another tenant (covering approximately 12% of the space) expires in 1996.

            A retail center is under construction near Fashion Corners. This center as well as a nearby center may compete with Fashion Corners for larger tenants.

            Lansing, Michigan, the location of Delta Center, is a strong and
stable market with a vacancy rate of approximately 7%.   During 1994,
average occupancy at the property was 97%, and at October 31, 1994, the property was 98% leased to 23 tenants. In May 1994, Pet Food Warehouse moved into approximately 15% of the property's space under a sub-lease from Perry Drugs who vacated its space in 1991 but continued to pay rent pursuant to its lease (which expires in 2005). The lease of Service Merchandise (covering approximately 18% of the space) expires in 2006, and the lease of another tenant (covering approximately 13% of the space) expires in 1995.

            Westland Crossing is situated outside downtown Detroit and is in an overbuilt market. Several large retailers left their locations during the first quarter of 1994, and the vacancy rate in this market is currently 16%. During 1994, average occupancy at the property was 89%, and at October 31, 1994, the property was 90% leased to 21 tenants (including one tenant who moved into its space in December 1994). Toys
R Us owns a 47,800 square foot store at the property. The leases of Marshall's (covering approximately 18% of the space) and Frank's
Supercrafts (covering approximately 16% of the space) expire in 1996 and 2006, respectively.

            A 110,000 square foot retail center is under construction near
Westland Crossing.   When complete, this center as well as a nearby
center which recently lost a large anchor tenant to the new retail center may compete with Westland Crossing for tenants.

Inflation

            Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                                                    INDEX



                                                                                                       Page
Independent Auditors' Report                                                                            12
Consolidated Balance Sheets at October 31, 1994 and 1993                                                13
Consolidated Statements of Operations for the years ended
   October 31, 1994, 1993 and 1992                                                                      14
Consolidated Statements of Partners' Capital for the years
   ended October 31, 1994, 1993 and 1992                                                                15
Consolidated Statements of Cash Flows for the years ended
   October 31, 1994, 1993 and 1992                                                                      16
Notes to Consolidated Financial Statements                                                           17-23


                                                                                 Schedule
Supplementary Income Statement Information                                          X                   24
Real Estate and Accumulated Depreciation                                           XI                25-27













All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
/TABLE

Independent Auditors' Report



To The Partners of
Dean Witter Realty Income Partnership III, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1994 and 1993, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                        /s/Deloitte & Touche LLP
                                        DELOITTE & TOUCHE LLP

New York, New York
January 27, 1995

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                          October 31, 1994 and 1993




                                                                         1994                     1993

                                                   ASSETS
Cash and short-term investments, at cost,
   which approximates market                                         $  5,683,026             $  5,238,000

Real estate, at cost (note 4):
   Land                                                                21,043,309               21,043,309
   Buildings                                                          140,320,824              138,500,302
                                                                      161,364,133              159,543,611
   Accumulated depreciation                                           (30,244,746)             (26,170,957)
                                                                      131,119,387              133,372,654

Investments in joint ventures (note 5)                                 54,767,448               55,509,648

Deferred expenses, net                                                    952,951                  670,381

Other assets                                                            2,827,188                2,960,818

                                                                     $195,350,000             $197,751,501


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                             $    788,033             $  1,054,213

Security deposits                                                         238,537                  218,656
                                                                        1,026,570                1,272,869

Partners' capital (deficiency):
   General partners                                                    (4,583,254)              (4,367,733)
   Limited partners ($500 per Unit,
      534,020 Units issued)                                           198,906,684              200,846,365

          Total partners' capital                                     194,323,430              196,478,632

                                                                    $ 195,350,000            $ 197,751,501




See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended October 31, 1994, 1993 and 1992



                                                              1994              1993              1992
Revenues:

  Rental (note 6)                                          $16,027,787      $16,197,353        $16,424,132
  Equity in earnings (losses) of joint ventures
    (note 5)                                                 3,651,193       (8,505,971)         4,039,353
  Interest                                                     186,333          151,874            212,697
  Other                                                        414,464          133,877            281,760
                                                            20,279,777        7,977,133         20,957,942


Expenses:

  Property operating (note 7)                                5,018,380        5,355,247          4,847,379
  Depreciation                                               4,378,952        4,397,065          4,400,743
  Amortization                                                 197,129          185,134            130,839
  General and administrative (note 7)                          973,406        1,042,314          1,021,982
                                                            10,567,867       10,979,760         10,400,943

Net income (loss)                                          $ 9,711,910      $(3,002,627)       $10,556,999


Net income (loss) per Unit of limited
  partnership interest (note 2)                                 $16.37           $(5.06)            $17.79









See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             For the years ended October 31, 1994, 1993 and 1992



                                                  Limited                 General
                                                  Partners                Partners                Total



Partners' capital (deficiency)
   at November 1, 1991                          $221,416,144            $(2,082,222)          $219,333,922

Net income                                         9,501,299              1,055,700             10,556,999

Cash distributions                               (16,688,314)            (1,854,236)           (18,542,550)

Partners' capital (deficiency)
   at October 31, 1992                           214,229,129             (2,880,758)           211,348,371

Net loss                                          (2,702,364)              (300,263)            (3,002,627)

Cash distributions                               (10,680,400)            (1,186,712)           (11,867,112)

Partners' capital (deficiency)
   at October 31, 1993                           200,846,365             (4,367,733)           196,478,632

Net income                                         8,740,719                971,191              9,711,910

Cash distributions                               (10,680,400)            (1,186,712)           (11,867,112)

Partners' capital (deficiency)
   at October 31, 1994                          $198,906,684            $(4,583,254)          $194,323,430






See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended October 31, 1994, 1993 and 1992


                                                               1994             1993              1992
Cash flows from operating activities:
Net income (loss)                                           $ 9,711,910     $ (3,002,627)    $ 10,556,999
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation                                             4,378,952        4,397,065        4,400,743
     Amortization                                               197,129          185,134          130,839
     Equity in (earnings) losses of joint ventures           (3,651,193)       8,505,971       (4,039,353)
     (Increase) decrease in operating assets:
       Deferred expenses                                       (479,699)        (398,050)        (248,278)
       Other assets                                             133,630          595,807          (85,916)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                (266,180)          47,744         (172,551)
       Other liabilities                                         19,881           45,513          (78,601)

         Net cash provided by operating activities           10,044,430       10,376,557       10,463,882

Cash flows from investing activities:
  Additions to real estate                                   (2,125,685)      (1,979,673)      (1,247,532)
  Investment in joint ventures                               (1,234,388)        (643,451)        (851,210)
  Distributions from joint ventures                           5,627,781        6,015,198        5,727,408

         Net cash provided by investing activities            2,267,708        3,392,074        3,628,666

Cash flows from financing activities:
  Cash distributions                                        (11,867,112)     (11,867,112)     (18,542,550)

Increase (decrease) in cash and short-term investments          445,026        1,901,519       (4,450,002)

Cash and short-term investments at beginning
  of year                                                     5,238,000        3,336,481        7,786,483

Cash and short-term investments at end of year              $ 5,683,026      $ 5,238,000     $  3,336,481




See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  October 31, 1994, 1993 and 1992


1.      The Partnership

        Dean Witter Realty Income Partnership III, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1985. The Partnership is managed by Dean Witter Realty Income Properties III Inc. (the "Managing General Partner"). The Partnership's fiscal year ends on October 31.

        In 1986 and 1987, the Partnership issued 534,020 units of limited partnership interest (the "Units") for $267,010,000. No additional Units will be sold. The proceeds of the offering were used to make investments in income-producing office, industrial and retail properties which were not encumbered by debt.

2.      Summary of Significant Accounting Policies

        The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent Place Associates Limited Partnership on a consolidated basis. The Partnership owns a 99.9% and 99.999% general partnership interest in Part Six Associates and Laurel-Vincent Place Associates Limited Partnership, respectively. The remaining interests in these partnerships are held by the Managing General Partner.

        The Partnership's 44.6% general partnership interest in Taxter Corporate Park, 35% general partnership interest in Tech Park Reston and 26.7% general partnership interest in the partnership which owns interests in Chesterbrook Corporate Center are accounted for on the equity method.

        The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

        The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

        The Partnership periodically evaluates the recoverability of the net carrying value of its real estate and investments in joint ventures. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets, and other factors.


        Deferred expenses consist of leasing commissions which are amortized over the applicable lease terms.

        Rental income is recognized on a straight-line basis.

        The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

        Net income (loss) per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

        No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

        For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
        (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $21.5 million higher than the amounts reported for financial statement purposes.

3.      Partnership Agreement

        The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

        Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or refinancing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

        Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

      4.     Real Estate Investments

             The location, year of acquisition and net carrying values of the properties are as follows:

                                                Year of                                   October 31,
      Property                                Acquisition                    1994                   1993
      Glenhardie III and IV
        Valley Forge, PA                         1986                    $ 17,451,287           $ 17,058,528
      Delta Center
        Lansing, MI                              1986                      11,727,540             11,982,008
      Hall Road Crossing
        Sterling Heights, MI                 1986,'91,'93                  13,350,164             13,839,094
      Fashion Corners
        Saginaw, MI                              1986                      11,224,815             11,409,085
      Westland Crossing
        Westland, MI                             1986                      11,515,810             11,821,652
      Holcomb Woods
        Roswell, GA                              1986                      20,702,311             20,912,996
      Laurel Lakes Centre
        Laurel, MD                               1987                      45,147,460             46,349,291
                                                                         $131,119,387           $133,372,654

5.      Investments in Joint Ventures

        Taxter Corporate Park, Westchester County, New York

        In 1986, the Partnership purchased a 44.6% partnership interest in the general partnership which owns the property. Affiliates of the Partnership, Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership IV, L.P., purchased the remaining interests of 14.8% and 40.6%, respectively.

        The partners each receive cash flow and profits and losses according to their pro rata shares.

        In fiscal 1993, because of continuing weakness in the Westchester County, New York office market, and the likelihood that such weakness would persist for several years, the general partners of the partnership which owns the property concluded that there was a decline in its value and that the decline was other-than-temporary. Accordingly, the partnership which owns the property recorded a loss on impairment of the property of $27,828,152 at October 31, 1993. The Partnership's share of this loss ($12,411,356) was included in equity in earnings (losses) of joint ventures in 1993.

             Summarized balance sheet information of the joint venture is as follows:

                                                                             October 31,
                                                                1994                   1993
             Land and buildings, net                         $18,525,138            $17,988,250
             Other                                             1,720,405              1,501,419

             Total assets                                    $20,245,543            $19,489,669

             Liabilities                                     $   214,584            $   218,247
             Partners' capital                                20,030,959             19,271,422

             Total liabilities and capital                   $20,245,543            $19,489,669


             Summarized results of operations of the joint venture are as follows:

                                                                    Years ended October 31,
                                                          1994                1993                 1992

      Rental income                                  $ 6,269,934          $ 6,516,950           $ 6,109,525
      Other income                                        81,301              100,967               187,250
                                                       6,351,235            6,617,917             6,296,775

      Property operating expenses                      3,020,235            2,956,814             3,019,392
      Depreciation and amortization                      991,163            1,576,393             1,470,390
      Loss on impairment of real
        estate                                             -               27,828,152                 -
                                                       4,011,398           32,361,359             4,489,782

      Net income (loss)                              $ 2,339,837         $(25,743,442)          $ 1,806,993



      Tech Park Reston, Reston, Virginia

   In 1987, the Partnership purchased a 35% partnership interest in the general partnership which owns the property. The remaining 65% interest in the general partnership is owned by Income Partnership IV, L.P.

  The partners receive cash flow and profits and losses according to their pro rata shares.

      Summarized balance sheet information of the joint venture is as follows:

                                                                            October 31,
                                                                1994                   1993
             Land and buildings, net                         $49,295,259            $50,871,359
             Other                                             1,372,378                891,333

             Total assets                                    $50,667,637            $51,762,692

             Total partners' capital                         $50,667,637            $51,762,692

      Summarized results of operations of the joint venture are as follows:
                                                                     Years ended October 31,
                                                1994                   1993                  1992
             Rental income                    $5,267,825            $4,999,432            $5,502,907

             Depreciation                      1,576,100             1,576,100             1,576,100
             Amortization                        106,960               106,960                71,307
                                               1,683,060             1,683,060             1,647,407

             Net income                       $3,584,765            $3,316,372            $3,855,500

    Chesterbrook Corporate Center, Valley Forge, Pennsylvania

    In 1987, the Partnership, Income Partnership IV, and affiliates of the Managing General Partner acquired 26.7%, 41.2% and 32.1% interests in the general partnership which owns the property.

   The partners receive cash flow and profits and losses according to their pro rata shares.

      Summarized balance sheet information of the joint venture is as follows:
                                                                           October 31,
                                                                1994                   1993
             Land and buildings, net                        $107,691,195           $109,977,880
             Other                                             2,326,971              3,081,617

           Total assets                                     $110,018,166           $113,059,497

             Liabilities                                    $  1,689,444           $  2,120,071
             Partners' capital                               108,328,722            110,939,426

             Total liabilities and capital                  $110,018,166           $113,059,497

      Summarized results of operations of the joint venture are as follows:
                                                                     Years ended October 31,
                                                1994                 1993                  1992
Rental income                               $13,232,900           $14,629,033           $13,437,241
Other income                                   (161,469)               49,658             1,249,219
                                             13,071,431            14,678,691            14,686,460

Property operating expenses                   4,028,834             4,060,221             3,986,941
Depreciation and amortization                 3,975,339             3,821,190             3,643,305
                                              8,004,173             7,881,411             7,630,246

Net income                                  $ 5,067,258           $ 6,797,280           $ 7,056,214

Activity in the Investments in Joint Ventures is as follows:
                                                                           Years ended October 31,
                                                                      1994                 1993   1992
Investments at beginning
  of year                                   $55,509,648           $69,387,366           $70,224,211
Equity in earnings (losses)                   3,651,193            (8,505,971)            4,039,353
Distributions                                (5,627,781)           (6,015,198)           (5,727,408)
Contributions                                 1,234,388               643,451               851,210

Investments at end of year                  $54,767,448           $55,509,648           $69,387,366

      6.   Leases

      Minimum future rental income under noncancellable operating leases as of October 31, 1994 is as follows:

                            Year ending October 31:
                            1995                                 $12,767,145
                            1996                                  10,814,987
                            1997                                   9,189,072
                            1998                                   8,091,929
                            1999                                   7,118,424
                            Thereafter                            37,654,035
                            Total                               $ 85,635,592

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from one to twenty-five years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

7.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties in 1994 and 1993 and six properties in 1992, as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of $459,128, $449,164 and $429,159 for the years ended October 31, 1994, 1993 and 1992, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $761,000 for these services in each of the years ended October 31, 1994, 1993 and 1992.

As of October 31, 1994, the affiliates were owed a total of approximately $138,000 for these services.

8.   Subsequent Event

On November 29, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total cash distribution amounted to $2,966,778, with $2,670,100 distributed to the Limited Partners and $296,678 to the General Partners.

                                                                               SCHEDULE X

                          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            Supplementary Income Statement Information

                        For the years ended October 31, 1994, 1993 and 1992

                                                            Charged to costs and expenses

                                                  1994             1993              1992
Maintenance & Repairs                          $  235,542       $  199,710        $  187,079

Real estate taxes                              $2,173,659       $2,406,174        $2,292,160

SCHEDULE XI

                                    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                       Real Estate and Accumulated Depreciation

                                                   December 31, 1994

                                               Initial cost to Partnership (A)

                                                     Building and
    Description                     Land             Improvements            Total
Glenhardie III & IV
Valley Forge, PA                  2,000,000           18,805,786           20,805,786

Delta Center
Lansing, MI                       1,413,865           12,724,789           14,138,654

Hall Road Crossing
Sterling Heights,
MI                                1,301,369           11,712,321           13,013,690

Fashion Corners
Saginaw, MI                       1,350,541           12,154,869           13,505,410

Westland Crossing
Westland, MI                      1,376,659           12,389,933           13,766,592

Holcomb Business
Park Roswell, GA                  5,400,000           18,675,322           24,075,322

Laurel Lakes Centre
Laurel, MD                        7,800,000           45,536,882           53,336,882

                                 20,642,434          131,999,902          152,642,336

                                                                Gross Amount at which
                                                              Carried at End of Period (B)

                                    Cost
                                 Capitalized
                                 Subsequent to                             Buildings &
    Description                   Acquisition           Land               Improvement                Total
Glenhardie III & IV
Valley Forge, PA                   2,256,786          2,000,000            21,062,572               23,062,572

Delta Center
Lansing, MI                          335,769          1,413,865            13,060,558               14,474,423

Hall Road Crossing
Sterling Heights, MI               3,272,257          1,702,244            14,583,703               16,285,947

Fashion Corners
Saginaw, MI                          214,031          1,350,541            12,368,900               13,719,441

Westland Crossing
Westland, MI                         379,327           1,376,659           12,769,260                14,145,919

Holcomb Business Park
Roswell, GA                        1,755,292           5,400,000           20,430,614                 25,830,614

Laurel Lakes Centre
Laurel, MD                           508,335           7,800,000           46,045,217                 53,845,217

                                   8,721,797          21,043,309          140,320,824                161,364,133

                                                                                                    Life on which
                                                                                                     Depreciation
                                                                                                   in Latest Income
                                  Accumulated          Date of              Date                     Statement is
Description                      Depreciation        Construction         Acquired                     Computed
Glenhardie III & IV
Valley Forge, PA                  5,611,285          1984-1985            June 1986                  up to 40 years

Delta Center
Lansing, MI                       2,746,883              1985             December 1986              up to 40 years

Hall Road Crossing
Sterling Heights,
MI                                2,935,783              1986             December 1986              up to 40 years

Fashion Corners
Saginaw, MI                       2,494,626              1986             December 1986              up to 40 years

Westland Crossing
Westland, MI                      2,630,109              1986             December 1986              up to 40 years

Holcomb Business Park
Roswell, GA                       5,128,303              1984             December 1986              up to 40 years

Laurel Lakes Centre
Laurel, MD                        8,697,757              1987             June 1987                  up to 40 years

                                 30,244,746

Notes:

(A)   The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purposes.
(B)   Reconciliation of real estate owned
          at October 31:                                         1994              1993             1992
      Balance at beginning of period                        159,543,611       158,786,622       157,661,978

      Additions (deletions) during period:
        Purchases                                                 -             1,508,748               -
        Improvements                                          2,125,685           470,925         1,247,532
        Write-offs due to lease expirations                    (305,163)       (1,222,684)         (122,888)
      Balance at end of period                              161,364,133       159,543,611       158,786,622

(C)   Reconciliation of accumulated depreciation:
      Balance at beginning of period                         26,170,957        22,996,576        18,718,721
        Depreciation expense                                  4,378,952         4,397,065         4,400,743
        Write-offs due to lease expirations                    (305,163)       (1,222,684)         (122,888)

          Balance end of period                              30,244,746        26,170,957         22,996,576

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                             PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The Partnership is a limited partnership which has no directors or officers.

              The directors and executive officers of the Managing General Partner are as follows:

                                                          Position with the
Name                                                  Managing General Partner


William B. Smith                            Chairman of the Board of Directors
E. Davisson Hardman, Jr.                    President and Director
Lawrence Volpe                              Controller, Assistant Secretary and
                                            Director
Ronald T. Carman                            Secretary and Director

              All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

              William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

              E. Davisson Hardman, Jr., age 45, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

              Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

              Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

              There is no family relationship among any of the foregoing persons.




ITEM 11.  EXECUTIVE COMPENSATION

              The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $1,186,712, $1,186,712 and $1,854,236 during the years ended October 31, 1994, 1993 and 1992, respectively.

              The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Consolidated Financial Statements in Item 8 above.

              The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

              (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

              (b) The directors of the Managing General Partner and the current and former officers and directors of the Managing General Partner as a group own the following Units as of January 27, 1995:

    (1)                         (2)                                        (3)
                                                                         Amount and
  Title of              Name and Address of                              Nature of
   Class                 Beneficial Owner                           Beneficial Ownership


Limited               Current and former                       Indirectly:  The Associate
Partnership           officers and directors of                General Partner, the
Interests             Managing General Partner,                limited partner of which
                      as a group                               includes current and former
                                                               officers and directors of
                      Dean Witter Realty Inc.                  the Managing General
                      2 World Trade Center                     Partner, owns 10 Units
                      New York, NY 10048                       (.003 percent of class)

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        As a result of their being partners of a limited partnership which is the Limited Partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

        All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 86 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSA 86 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Consolidated Financial Statements in Item 8 above.

                                             PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a)  The following documents are filed as part of this Annual Report:

     1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     3.   Exhibits
           (3) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus included in the Registration Statement Number 33-1912 is incorporated herein by reference.

           (4)    Not applicable.

           (9)    Not applicable.

          (10) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on June 27, 1986, December 29, 1986, December 30, 1986, June 1, 1987, December 7, 1987, and
                  December 15, 1987 and are incorporated herein by reference.

          (11)    Not applicable.

          (12)    Not applicable.

          (13)    Not applicable.

          (18)    Not applicable.

          (19)    Not applicable.

          (22)    Subsidiaries:  Part Six Associates, a Pennsylvania limited partnership.
                                 Laurel Vincent Place Associates, a Maryland limited partnership.
          (23)    Not applicable.

          (24)    Not applicable.

          (25)    Not applicable.

          (28)    Not applicable.

          (29)    Not applicable.

(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

                                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
By: Dean Witter Realty Income Properties III Inc.
    Managing General Partner



By: /s/E. Davisson Hardman, Jr.                                       Date:  January 27, 1995
    E. Davisson Hardman, Jr.
    President


By: /s/Lawrence Volpe                                                 Date:  January 27, 1995
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner


/s/William B. Smith                                                   Date:  January 27, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                                           Date:  January 27, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                                     Date:  January 27, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                                   Date:  January 27, 1995
Ronald T. Carman
Director
