Form 10-Q
period 1995-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1995-03-17
CIK 784161

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended January 31, 1995

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

                                CONSOLIDATED BALANCE SHEETS
                                                      January 31,
                                                          1995              October 31,
                                                      (Unaudited)              1994



                                   ASSETS
Cash and short-term investments, at cost,
  which approximates market                          $  5,835,901          $  5,683,026

Real estate, at cost:
  Land                                                 21,043,309            21,043,309
  Buildings                                           140,437,409           140,320,824
                                                      161,480,718           161,364,133
  Accumulated depreciation                            (31,376,381)          (30,244,746)
                                                      130,104,337           131,119,387

Investments in joint ventures                          55,205,203            54,767,448

Deferred expenses, net                                  1,161,975               952,951

Other assets                                            2,955,740             2,827,188

                                                     $195,263,156          $195,350,000


                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities             $  1,388,281          $    788,033

Security deposits                                         235,169               238,537
                                                        1,623,450             1,026,570

Partners' capital (deficiency):
  General partners                                     (4,651,627)           (4,583,254)
  Limited partners ($500 per Unit,
     534,020 Units issued)                            198,291,333           198,906,684

         Total partners' capital                      193,639,706           194,323,430

                                                     $195,263,156          $195,350,000

See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                             CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended January 31, 1995 and 1994
                                        (Unaudited)


                                                           1995                 1994
Revenues:

  Rental                                              $ 4,119,116           $ 3,781,185
  Equity in earnings of joint ventures                    817,500               878,576
  Interest                                                 52,373                36,944
  Other                                                    82,759                76,942
                                                        5,071,748             4,773,647

Expenses:

  Property operating                                    1,341,902             1,166,754
  Depreciation                                          1,131,636             1,060,858
  Amortization                                             66,255                41,930
  General and administrative                              248,901               260,929
                                                        2,788,694             2,530,471

Net income                                            $ 2,283,054           $ 2,243,176

Net income per Unit of limited
  partnership interest                                    $  3.85               $  3.78


See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                            Three months ended January 31, 1995
                                        (Unaudited)




                                         Limited           General
                                         Partners          Partners            Total

Partners' capital (deficiency)
  at November 1, 1994                  $198,906,684      $(4,583,254)      $194,323,430

Net income                                2,054,749          228,305          2,283,054

Cash distributions                       (2,670,100)        (296,678)        (2,966,778)

Partners' capital (deficiency)
  at January 31, 1995                  $198,291,333      $(4,651,627)      $193,639,706














               See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three months ended January 31, 1995 and 1994
                                        (Unaudited)
                                                               1995              1994
Cash flows from operating activities:
Net income                                               $  2,283,054        $  2,243,176
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                           1,131,636           1,060,858
     Amortization                                              66,255              41,930
     Equity in earnings of joint ventures                    (817,500)           (878,576)
     (Increase) decrease in operating assets:
       Deferred expenses                                     (275,280)            (82,432)
       Other assets                                          (128,552)            662,571
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities               600,248             106,690
       Security deposits                                       (3,368)             12,961

     Net cash provided by operating activities              2,856,493           3,167,178

Cash flows from investing activities:
  Additions to real estate                                   (116,585)           (815,809)
  Investment in joint ventures                               (907,594)           (341,509)
  Distributions from joint ventures                         1,287,339           1,477,798

     Net cash provided by investing
       activities                                             263,160             320,480

Cash flows from financing activities:
  Cash distributions                                       (2,966,778)         (2,966,778)

Increase in cash and short-term
  investments                                                 152,875             520,880

Cash and short-term investments at beginning
  of period                                                 5,683,026           5,238,000

Cash and short-term investments at end
  of period                                              $  5,835,901        $  5,758,880

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

2.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for eight properties as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $129,000 and $136,000 for the three months ended January 31, 1995 and 1994, respectively.

     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three months ended January 31, 1995 and 1994, the Partnership incurred approximately $190,000 for these services.

     As of January 31, 1995, the affiliates were owed a total of approximately $145,500 for these services.

3.   Subsequent Event

     On February 28, 1995, the Partnership paid a cash distribution of approximately $5.94 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

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

    Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow, because tenant demand is weak, as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

    Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

    The Partnership's liquidity depends upon cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended January 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the three months ended January 31, 1995, Partnership cash flow from operations and distributions received from its joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1995 will be sufficient to fund capital expenditures and cash distributions. The Partnership increased its cash distribution rate from 4.00% to 4.75% per Unit, beginning with the first quarter cash distribution paid February 28, 1995.

    The Vanguard Group vacated its space in two of the buildings in fiscal 1994, and will vacate its remaining space at the Chesterbrook property upon the expiration of its leases in November 1995. In September 1994, the partnership which owns the property signed leases with two new tenants to fill a significant portion of the space vacated to date. The Partnership's share of capital expenditures which resulted from these new leases during the three months ended January 31, 1995 was approximately $833,000.

    During the three months ended January 31, 1994, the Partnership also incurred approximately $390,000 of tenant improvements and leasing commissions on its owned properties.

    On February 28, 1995, the Partnership paid the first quarter distribution of approximately $5.94 per Unit to the Limited
Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

Operations

    Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1995 compared to 1994 are primarily attributable to the following:

    The increase in rental income is primarily due to higher occupancies at the Glenhardie and Holcomb Woods properties and increased pass-through income at Laurel Lakes Centre.

    The increase in property operating expenses is primarily due to write-offs of certain uncollectible tenant receivables, and the pass-through of costs at Laurel Lakes.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, is improving; the current vacancy in this market is approximately 18%. At January 31, 1995, the property was 88% leased (including one tenant which moved into its space in February 1995). Two tenants, which occupy approximately 13% of the property's space, will vacate upon expiration of their leases in February and May 1995. Other leases on approximately 36% of the property's space are scheduled to expire during the remainder of 1995 and 1996.

    Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently approximately 14%. Occupancy at the property at January 31, 1995 was 90%. Vanguard has been vacating its space to move into its own newly constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate. Leases for 21% of the space are scheduled to expire during the remainder of 1995 and 1996.

    Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the first quarter of 1995, occupancy remained stable at 80%. No significant leases are scheduled to expire before 1999.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25%. It is unlikely that this vacant space will be absorbed in the market for several years. During the first quarter of 1995, occupancy at the property remained stable at 99%. Leases covering 21% of the property's space expire in 1996.

    The Reston market in Virginia, the location of Tech Park Reston, is currently experiencing a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, the sole tenant at the property, expire in 2003. Sprint has the option to terminate the leases on two of the three buildings beginning in 1997 and 1998.

    A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

    Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to retain relatively stable rental rates and maintain an occupancy rate of 95% during the first quarter of 1995. Leases for approximately 10% of the property's space are scheduled to expire during the remainder of 1995. No other significant leases are scheduled to expire until 2005.

    The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. At January 31, 1995, occupancy at the property was 95%. No significant leases are scheduled to expire before 1997.

    Saginaw, Michigan, the location of Fashion Corners, has a vacancy rate of 12%. During the first quarter of 1995, occupancy increased from 94% to 96%. Leases totaling 21% of the property's space are scheduled to expire in 1996.

    Construction of a 280,000 square foot "power" retail center has been proposed for an area near Fashion Corners. If built, this center will compete with Fashion Corners for larger tenants.

    Lansing, Michigan, the location of Delta Center, has a vacancy rate of approximately 9%. During the first quarter of 1995, occupancy remained stable at 98%. No significant leases are scheduled to expire before 2005.

    Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately
17%. During the first quarter of 1995, occupancy at the property remained stable at 90%. Leases for approximately 33% of the property's space are scheduled to expire in 1996.

    There is significant new space under construction in this market. When complete, this space will compete with Westland Crossing for tenants.

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


                                          Dean Witter Realty Income
                                            Partnership III, L.P.


                                          By: Dean Witter Realty Income
                                             Properties III Inc.
                                             Managing General Partner



Date:  March 17, 1995               By:   /s/E. Davisson Hardman, Jr.
                                          E. Davisson Hardman, Jr.
                                          President



Date:  March 17, 1995               By:   /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and Accounting
                                           Officer)