Form 10-Q
period 1995-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1995-06-14
CIK 784161

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                               For the period ended April 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X          No

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                                                    April 30,                  October 31,
                                                                      1995                        1994

                                   ASSETS
Cash and cash equivalents, at cost
  which approximates market                                        $  5,910,580               $  5,683,026

Real estate, at cost:
  Land                                                               21,043,309                 21,043,309
  Buildings                                                         140,518,663                140,320,824
                                                                    161,561,972                161,364,133
  Accumulated depreciation                                           32,513,376                 30,244,746
                                                                    129,048,596                131,119,387

Investments in joint ventures                                        54,968,759                 54,767,448

Deferred expenses, net                                                1,114,478                    952,951

Other assets                                                          2,517,010                  2,827,188

                                                                   $193,559,423               $195,350,000

                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $    820,701               $    788,033

Security deposits                                                       225,863                    238,537
                                                                      1,046,564                  1,026,570

Partners' capital (deficiency):
  General partners                                                   (4,764,311)                (4,583,254)
  Limited partners ($500 per Unit,
     534,020 Units issued)                                          197,277,170                198,906,684

         Total partners' capital                                    192,512,859                194,323,430

                                                                   $193,559,423               $195,350,000

See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and six months ended April 30, 1995 and 1994

                                                   Three months ended               Six months ended
                                                         April 30,                      April 30,
                                                   1995          1994               1995          1994

Revenues:

  Rental                                        $4,302,875     $4,181,886        $8,421,991      $7,963,071
  Equity in earnings of joint ventures             854,581        944,599         1,672,081       1,823,175
  Interest                                          59,583         36,867           111,956          73,811
  Other                                             40,215         43,737           122,974         120,679
                                                 5,257,254      5,207,089        10,329,002       9,980,736

Expenses:

  Property operating                             1,397,425      1,288,890         2,739,327       2,455,644
  Depreciation                                   1,136,994      1,109,366         2,268,630       2,170,224
  Amortization                                      67,094         51,312           133,349          93,242
  General and administrative                       259,539        260,022           508,440         520,951
                                                 2,861,052      2,709,590         5,649,746       5,240,061

Net income                                      $2,396,202     $2,497,499           $4,679,256   $4,740,675

Net income per Unit of limited
  partnership interest                               $4.04          $4.21             $7.89           $7.99

See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Six months ended April 30, 1995



                                                      Limited               General
                                                      Partners              Partners               Total

Partners' capital (deficiency)
  at November 1, 1994                               $198,906,684          $(4,583,254)         $194,323,430

Net income                                             4,211,330              467,926             4,679,256

Cash distributions                                    (5,840,844)            (648,983)           (6,489,827)

Partners' capital (deficiency)
  at April 30, 1995                                 $197,277,170          $(4,764,311)         $192,512,859


See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six months ended April 30, 1995 and 1994

                                                                                1995               1994
Cash flows from operating activities:
Net income                                                                $  4,679,256         $  4,740,675
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                            2,268,630            2,170,224
     Amortization                                                              133,349               93,242
     Equity in earnings of joint ventures                                   (1,672,081)          (1,823,175)
     (Increase) decrease in operating assets:
       Deferred expenses                                                      (294,876)            (194,084)
       Other assets                                                            310,178              569,199
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                 32,668              (55,800)
       Security deposits                                                       (12,674)              16,896

     Net cash provided by operating activities                               5,444,450            5,517,177

Cash flows from investing activities:
   Additions to real estate                                                   (197,839)          (1,224,266)
   Investments in joint ventures                                            (1,271,677)            (644,920)
   Distributions from joint ventures                                         2,742,447            2,650,081

     Net cash provided by investing
       activities                                                            1,272,931              780,895

Cash flows from financing activities:
   Cash distributions                                                       (6,489,827)          (5,933,556)

Increase in cash and cash equivalents                                          227,554              364,516

Cash and cash equivalents at beginning
   of period                                                                 5,683,026            5,238,000

Cash and cash equivalents at end
   of period                                                              $  5,910,580         $  5,602,516

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

The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent Place Associates Limited Partnership on a consolidated basis. The Partnership's interests in Taxter Corporate Park, Tech Park Reston and the partnership which owns an interest in Chesterbrook Corporate Center are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

2.       Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties and five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $243,000 and $247,000 for the six months ended April 30, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended April 30, 1995 and 1994, the Partnership incurred approximately $379,000 for these services.

As of April 30, 1995, the affiliates were owed a total of approximately $99,000 for these services.

3.       Subsequent Event

On May 30, 1995, the Partnership paid a cash distribution of approximately $5.94 per Unit to the partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.


               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been, and may continue to be slow, because tenant demand is weak, as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the six months ended April 30, 1995, Partnership cash flow from operations and distributions received from its joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1995 will be sufficient to fund capital expenditures and cash distributions. The Partnership increased its cash distribution rate from 4.00% to 4.75% per Unit, beginning with the first quarter cash distribution paid February 28, 1995.

The Vanguard Group vacated its space in two of the buildings at the Chesterbrook property in fiscal 1994, and will vacate its remaining space upon the expiration of its leases in November 1995. In September 1994, the partnership which owns the property signed leases with two new tenants to fill a significant portion of the space vacated to date. The Partnership's share of capital expenditures which resulted from these new leases during the six months ended April 30, 1995 was approximately $1,081,000.


During the six months ended April 30, 1995, the Partnership also incurred approximately $493,000 of tenant improvements and leasing commissions on its owned properties.

On May 30, 1995, the Partnership paid the second quarter distribution of approximately $5.94 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended April 30, 1995 compared to 1994 are primarily attributable to the following:

The increases in rental income are primarily due to higher occupancies at the Glenhardie, Holcomb Woods and Hall Road properties and increased pass-through income at Laurel Lakes Centre, partially offset by decreased pass-through income at Westland Crossing.

The decreases in equity in earnings of joint ventures are primarily due to higher depreciation and amortization costs which result from increased capital expenditures at the Chesterbrook property.

The increases in property operating expenses are primarily due to increased repair costs at Laurel Lakes, most of which were passed through to tenants, and write-offs of certain uncollectible tenant receivables.

A summary of the markets in which the Partnership's office properties are located, and the leasing status of each property, is as follows:

The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has a current vacancy rate of approximately 9%. During the second quarter of 1995, occupancy at the property decreased from 88% to 81%. A tenant, which occupies approximately 9% of the property's space, vacated upon expiration of its lease in May 1995. Other leases on approximately 17% and 20% of the property's space are scheduled to expire during the remainder of 1995 and in 1996, respectively.

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. During the second quarter of 1995, occupancy at the property increased to 93%. Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, may cause the office market to weaken. Leases totaling 14% of the property's space are scheduled to expire in 1996.

Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the second quarter of 1995, occupancy at the property increased to 84%. Leases totaling 16% of the property's space are scheduled to expire during the remainder of 1995 and in 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. During the second quarter of 1995, average occupancy at the property decreased slightly to 98%. Leases covering 23% of the property's space expire in 1996.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of 16% due to the contraction of the high-tech and defense firms which are the major tenants in the market. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate the leases on two of the three buildings beginning in 1997 and 1998.

A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to retain relatively stable rental rates and maintain an occupancy rate of 95% during the six months ended April 30, 1995. No significant leases are scheduled to expire in the near future.

The Partnership owns four shopping centers in Michigan. Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. During the second quarter of 1995, occupancy at the property remained at 95%. No significant leases are scheduled to expire before 1997.

Saginaw, Michigan, the location of Fashion Corners, has a vacancy rate of 12%. During the second quarter of 1995, occupancy remained at 96%. Leases totaling 21% of the property's space are scheduled to expire in 1996.

Construction of a "power" retail center has been proposed for an area near Fashion Corners. If built, this center will compete with Fashion Corners for larger tenants.

Lansing, Michigan, the location of Delta Center, has a vacancy rate of approximately 9%. During the six months ended April 30, 1995, occupancy at the property remained at 98%. Leases for smaller tenants totaling 19% of the property's space are scheduled to expire during the remainder of 1995 and in 1996.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 17%. During the six months ended April 30, 1995, occupancy at the property remained at 90%. Leases for approximately 38% of the property's space are scheduled to expire in 1996.

A significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants.

Inflation

Inflation has been consistently low during the period presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            a)  Exhibits - not applicable

            b)  Reports on Form 8-K -
                   Report dated April 3, 1995 of the Valuation per Unit of Limited Partnership Interest at December 31, 1994.

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


                                              Dean Witter Realty Income
                                                Partnership III, L.P.


                                        By:   Dean Witter Realty Income
                                                 Properties III Inc.
                                                 Managing General Partner



Date:  June 14, 1995                    By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  June 14, 1995                    By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)