Form 10-Q
period 1995-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1995-09-14
CIK 784161

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

[ X ]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                                For the period ended July 31, 1995

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

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS


                                                                     July 31,                  October 31,
                                                                       1995                       1994


                                   ASSETS
Cash and cash equivalents, at cost
  which approximates market                                        $  6,045,427               $  5,683,026

Real estate, at cost:
  Land                                                               21,043,309                 21,043,309
  Buildings                                                         140,665,259                140,320,824
                                                                    161,708,568                161,364,133
  Accumulated depreciation                                           33,657,319                 30,244,746
                                                                    128,051,249                131,119,387

Investments in joint ventures                                        54,425,409                 54,767,448

Deferred expenses, net                                                1,110,866                    952,951

Other assets                                                          2,839,292                  2,827,188

                                                                   $192,472,243               $195,350,000


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $  1,028,253               $    788,033

Security deposits                                                       219,128                    238,537
                                                                      1,247,381                  1,026,570

Partners' capital (deficiency):
  General partners                                                   (4,893,111)                (4,583,254)
  Limited partners ($500 per Unit,
     534,020 Units issued)                                          196,117,973                198,906,684

         Total partners' capital                                    191,224,862                194,323,430

                                                                   $192,472,243               $195,350,000

See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and nine months ended July 31, 1995 and 1994

                                                 Three months ended                Nine months ended
                                                      July 31,                          July 31,
                                                   1995          1994               1995          1994

Revenues:

  Rental                                        $4,078,828     $4,138,850       $12,500,819     $12,101,921
  Equity in earnings of joint ventures             810,575        947,963         2,482,656       2,771,138
  Interest                                          65,558         52,756           177,514         126,567
  Other                                             79,544        111,173           202,518         231,852
                                                 5,034,505      5,250,742        15,363,507      15,231,478


Expenses:

  Property operating                             1,317,355      1,248,491         4,056,682       3,704,135
  Depreciation                                   1,143,943      1,107,997         3,412,573       3,278,221
  Amortization                                      70,527         50,809           203,876         144,051
  General and administrative                       267,628        241,813           776,068         762,764
                                                 2,799,453      2,649,110         8,449,199       7,889,171

Net income                                      $2,235,052     $2,601,632           $ 6,914,308 $ 7,342,307


Net income per Unit of limited
  partnership interest                               $3.76          $4.38            $11.65          $12.37


See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Nine months ended July 31, 1995


                                                      Limited               General
                                                      Partners              Partners               Total

Partners' capital (deficiency)
  at November 1, 1994                               $198,906,684          $(4,583,254)         $194,323,430

Net income                                             6,222,877              691,431             6,914,308

Cash distributions                                    (9,011,588)          (1,001,288)          (10,012,876)

Partners' capital (deficiency)
  at July 31, 1995                                  $196,117,973          $(4,893,111)         $191,224,862


See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Nine months ended July 31, 1995 and 1994

                                                                              1995                 1994
Cash flows from operating activities:
Net income                                                                $  6,914,308         $  7,342,307
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                            3,412,573            3,278,221
     Amortization                                                              203,876              144,051
     Equity in earnings of joint ventures                                   (2,482,656)          (2,771,138)
     (Increase) decrease in operating assets:
       Deferred expenses                                                      (361,791)            (324,662)
       Other assets                                                            (12,104)             788,763
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                240,220               88,500
       Security deposits                                                       (19,409)               9,616

     Net cash provided by operating activities                               7,895,017            8,555,658

Cash flows from investing activities:
   Additions to real estate                                                   (344,435)          (1,593,830)
   Investments in joint ventures                                            (1,559,494)            (763,467)
   Distributions from joint ventures                                         4,384,189            4,464,352

     Net cash provided by investing
       activities                                                            2,480,260            2,107,055

Cash flows from financing activities:
   Cash distributions                                                      (10,012,876)          (8,900,334)

Increase in cash and cash equivalents                                          362,401            1,762,379

Cash and cash equivalents at beginning
   of period                                                                 5,683,026            5,238,000

Cash and cash equivalents at end
   of period                                                              $  6,045,427         $  7,000,379

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

2.       Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties and five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $362,000 and $357,000 for the nine-month periods ended July 31, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended July 31, 1995 and 1994, the Partnership incurred approximately $569,000 for these services.

As of July 31, 1995, the affiliates were owed a total of approximately $103,000 for these services.

3.       Subsequent Event

On August 30, 1995, the Partnership paid a cash distribution of approximately $5.94 per Unit to the partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow, because tenant demand is weak, as a result of slow job growth. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three and nine months ended July 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the nine months ended July 31, 1995, Partnership cash flow from operations and distributions received from its joint ventures exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1995 will be sufficient to fund capital expenditures and cash distributions. The Partnership increased its cash distribution rate from 4.00% to 4.75% per Unit, beginning with the first quarter cash distribution paid February 28, 1995.

At the Chesterbrook property, the Vanguard Group will vacate its remaining space upon the expiration of its leases in November 1995. During the nine months ended July 31, 1995, the Partnership contributed approximately $1,294,000 for its share of capital expenditures needed to re-lease a significant portion of vacant space at the Chesterbrook property. Also, the Partnership contributed approximately $266,000, its share of capital expenditures, to the Taxter joint venture.

The Partnership also incurred approximately $706,000 of tenant improvements and leasing commissions on its owned properties, primarily relating to the Glenhardie and Holcomb Woods properties.

As of July 31, 1995, the Partnership has commitments to fund approximately $1,350,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties. The Partnership also expects to fund significant capital expenditures in order to attract new tenants to vacant space at the Chesterbrook property, and has commitments to contribute approximately $296,000, its share of capital expenditures, to the Taxter joint venture.

The Partnership and certain affiliated partnerships have begun to market a portfolio of retail properties which includes certain of the Partnership's retail properties. The Managing General Partner will consider selling all or part of the portfolio if a satisfactory sales price is negotiated. If such a price cannot be obtained, the Managing General Partner will continue to hold the properties.

On August 30, 1995, the Partnership paid the third quarter distribution of approximately $5.94 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and nine-month periods ended July 31, 1995 compared to 1994 are primarily attributable to the following:

The increase in rental income for the nine months ended July 31, 1995 is primarily due to higher occupancies at the Glenhardie, Holcomb Woods and Hall Road properties and increased pass-through income at Laurel Lakes Centre, partially offset by reduced pass-through income at the Westland Crossing and Delta Center properties.

The decrease in rental income during the three months ended July 31, 1995 is primarily due to decreases in pass-through income at Delta Center, partially offset by increased occupancy at the Hall Road property.

The decreases in equity in earnings of joint ventures are primarily due to higher depreciation and amortization which result from increased capital expenditures at the Chesterbrook and Taxter properties.

The increases in property operating expenses are primarily due to increased repair costs at Laurel Lakes Centre, most of which can be passed through to tenants, and write-offs of certain uncollectible tenant receivables.

The increases in depreciation and amortization costs primarily result from increased capital expenditures for the Partnership's owned properties.

A summary of the markets in which the Partnership's office properties are located, and the leasing status of each property, is as follows:

The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has a current vacancy rate of approximately 9%. During the third quarter of 1995, occupancy at the property increased from 81% to 86% (including two tenants who will move into their space in the fourth quarter). Other leases on approximately 19% of the property's space are scheduled to expire during the remainder of 1995 and in 1996.

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 14%. At July 31, 1995, occupancy at the property was 93% (including two tenants who moved into their spaces in the fourth quarter). Vanguard has been vacating its space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will likely cause vacancy rates to increase in this office market. Leases totaling 14% of the property's space are scheduled to expire in 1996.

Glenhardie Corporate Center III and IV are also located in Valley Forge, Pennsylvania. During the third quarter of 1995, occupancy at the property increased to 86% (including one tenant who moved into its space in the fourth quarter). Leases totaling 14% of the property's space are scheduled to expire during the remainder of 1995 and in 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. During the third quarter of 1995, average occupancy at the property increased slightly to 99% (including one tenant who moved into its space in the fourth quarter). The leases to Fuji Photo Film USA for 24% of the property's space will expire in March 1996. The Partnership is currently negotiating the renewal of Fuji's total space at the property; however, it is too soon to know if such negotiations will be successful.

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

A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. However, the property's design, location and tenant mix has enabled it to retain relatively stable rental rates and maintain an occupancy rate of 95% during the nine months ended July 31, 1995. No significant leases are scheduled to expire in the near future.

The Partnership owns four shopping centers in Michigan.  Sterling
Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%. During the third quarter of 1995, occupancy at the property decreased slightly to 93%. No significant leases are scheduled to expire before 1997.

Saginaw, Michigan, the location of Fashion Corners, has a vacancy rate of 12%. During the third quarter of 1995, occupancy decreased slightly to 95%. Also, T.J. Maxx, a tenant who leases 12% of the property's space, has announced it will vacate its space at the expiration of its lease in January 1996 and relocate to a new "power" retail center located near the property. The Partnership believes that this new center will not further adversely effect Fashion Corners because all of the property's other large tenants have long-term leases. Other leases totaling 11% of the property's space are scheduled to expire in 1996.

Lansing, Michigan, the location of Delta Center, has a vacancy rate of approximately 9%. During the nine months ended July 31, 1995, occupancy at the property decreased to 95%. Leases for smaller tenants totaling 19% of the property's space are scheduled to expire during the remainder of 1995 and in 1996.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 17%.
During the nine months ended July 31, 1995, occupancy at the property remained at 90%. However, Marshall's, a tenant who leases 18% of the property's space, has announced it will vacate its space in January 1996. The Partnership is currently negotiating a possible replacement lease with a national chain store; however, it is too soon to know if such negotiations will be successful. Other leases for approximately 19% of the property's space are scheduled to expire in 1996.

A significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants.

Inflation

Inflation has been consistently low during the period presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Not applicable

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


                                              Dean Witter Realty Income
                                                Partnership III, L.P.


                                        By:   Dean Witter Realty Income
                                                 Properties III Inc.
                                                 Managing General Partner



Date:  September 14, 1995               By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  September 14, 1995               By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)