Form 10-K
period 1995-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1996-01-29
CIK 784161

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended October 31, 1995

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

DOCUMENTS INCORPORATED BY REFERENCE
                                               None
PART I.

ITEM 1.  BUSINESS.

        The Registrant, Dean Witter Realty Income Partnership III, L.P. (the "Partnership"), is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

        The Managing General Partner of the Partnership is Dean Witter Realty Income Properties III Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates III, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 8 to the consolidated financial statements included in Item 8 and in Item 13.

        The Partnership issued 534,020 units of limited partnership interest (the "Units") with gross proceeds from the offering of $267,010,000. The offering has been terminated and no additional Units will be sold.

        The proceeds from the offering were used to make equity investments in six office properties and five retail properties which were acquired without mortgage debt. The properties are described in Item 2 below.
As described in Item 7 and the consolidated financial statements in Item
8, the Partnership sold three of the shopping centers in December 1995, and has entered into an agreement to sell a fourth.

        The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

        The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Partnership has no employees.

        All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

        The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.


        The Partnership owns directly or through a partnership interest the following eleven property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                               Year             Acquisition       Net Rentable          Type of Ownership
                                            Completed/             Cost               Area                 of land and
      Property and Location                   Acquired            ($000)          (000 sq. ft.)           Improvements
Glenhardie III, Valley Forge, PA             1984/1986             $9,646                64             Fee interest
  Office Building

Glenhardie IV, Valley Forge, PA              1985/1986            $10,354                64             99.9% General Partner-
  Office Building                                                                                       ship interest1

Delta Center, Lansing, MI                    1985/1986            $13,582               174             Fee interest
  Shopping Center5

Hall Road Crossing, Sterling
  Heights, MI                            1986/1986,'91,'93        $15,420               176             Fee interest
  Shopping Center5

Fashion Corners, Saginaw, MI                 1986/1986            $12,974               189             Fee interest
  Shopping Center5

Westland Crossing, Westland, MI              1986/1986            $13,225               137             Fee interest
  Shopping Center6

Taxter Corporate Park,
  Westchester, NY                           1987-1988/            $23,063               345             44.6% General Partner-
  2 Office Buildings                         1986-1988                                                  ship interest2

Business Park at Holcomb Woods,
  Roswell, GA                                1984/1986            $23,100               244             Fee interest
  4 Office Buildings

Laurel Lakes Centre, Laurel, MD              1987/1987            $51,297               466             99.999% General Part-
  Shopping Center                                                                                       nership interest1

Technology Park Reston,
  Reston, VA                              1983-1985/1987          $20,170               374             35.0% General Partner-
  3 Office Buildings                                                                                    ship interest3

Chesterbrook Corp. Center,
  Valley Forge, PA                        1982-1987/1987          $32,430               621             26.7% General Partner-
  8 Office Buildings                                                                                    ship interest4



1.  The remaining general partnership ("GP") interest is held by the Managing General Partner.

2.  The remaining GP interests are held by Dean Witter Realty Income Partnership II, L.P.
    (14.8%) and Dean Witter Realty Income Partnership IV, L.P. (40.6%), affiliates of the Partnership.  The total cost of the property was $51.8 million

3.  The remaining GP interest is held by Dean Witter Realty Income Partnership IV, L.P.  The total cost of the property was $57.6 million.

4.  The remaining GP interests are held by Dean Witter Realty Income Partnership IV, L.P. (41.2%) and
    an affiliate of the Managing General Partner (32.1%).  The total cost of the property was $121.3 million.

5.  Sold subsequent to year-end.  See footnote 5 to the consolidated financial statements.

6. Subject to agreement of sale. See footnote 5 to the consolidated financial statements.

           Each property has been built with on-site parking facilities.

           In 1995, the partnership which owns the Chesterbrook Corporate Center recorded a loss on impairment of the property. The Partnership's share ($11,524,030) of this loss is included in equity in earnings (losses) of joint ventures. See note 6 to the consolidated financial statements.

           An affiliate of the Partnership is the property manager for Laurel Lakes Centre, Taxter Corporate Park, Hall Road Crossing, Delta Center, Fashion Corners and Westland Crossing and the co-property manager for the Glenhardie buildings and five buildings at the Chesterbrook Corporate Center.

           Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements in Item 8.

ITEM 3.   LEGAL PROCEEDINGS.

           On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The defendants have not yet responded to the complaint. The defendants intend to vigorously defend the action.

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

           As of January 25, 1996, there were 38,319 holders of limited partnership interests.

           The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

           During the year ended October 31, 1995, the Partnership paid quarterly cash distributions aggregating $13,535,925, with $12,182,332 distributed to the Limited Partners and $1,353,593 to the General Partners. During the year ended October 31, 1994, the Partnership paid quarterly cash distributions aggregating $11,867,112, with $10,680,400 distributed to Limited Partners and $1,186,712 to the General Partners.

           On November 28, 1995, the Partnership paid the fourth quarter distribution of $5.9375 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

           The Partnership anticipates making regular distributions to its partners in the future.

           Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

           Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale or financing). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth a summary of the selected financial data for the
Partnership:
                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                       For the years ended October 31, 1995, 1994, 1993, 1992 and 1991


                                       1995           1994            1993           1992             1991

Total revenues                   $  8,946,798     $ 20,279,777  $  7,977,133     $ 20,957,942    $ 21,542,531

Net income (loss)                $ (3,564,379)1   $  9,711,910  $ (3,002,627)2   $ 10,556,999    $ 11,397,429

Net income (loss) per Unit of
  limited partnership
  interest                            $ (6.24)         $ 16.37       $ (5.06)         $ 17.79         $ 19.21

Cash distributions paid
  per Unit of limited
  partnership interest3               $ 22.81          $ 20.00       $ 20.00          $ 31.25         $ 31.25

Total assets at October 31       $177,988,847     $195,350,000  $197,751,501     $212,527,983    $220,764,686

1.    Includes a $1,264,883 writedown of real estate held for sale (see Item 7 and Note 5 to the consolidated financial statements) and the Partnership's share ($11,524,030) of loss on impairment of the Chesterbrook property (see Item 7 and Note 6 to the consolidated financial statements).

2.    Includes the Partnership's share ($12,411,356) of loss on impairment of the Taxter property (see Item 7 and Note 6 to the consolidated financial statements).

3.    Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $22.81, $3.63, $20.00, $13.46 and $12.04 for the years ended October 31, 1995, 1994, 1993, 1992 and
      1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per
      Unit not previously distributed.

Note:   The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.
/TABLE

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

            Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, office vacancy levels in suburban Philadelphia (the location of Glenhardie III and IV and Chesterbrook Corporate Center) and Westchester County, New
York (the location of Taxter Corporate Park) remain essentially unchanged from the prior year as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. Office/research and development properties such as Holcomb Woods are benefiting from growth in the computer, communications and electronics industries. At retail properties, the demand for space in 1995 was generally subdued as a result of sluggish retail sales and competition from large power centers, discounters and reorganized department stores.

            In the fourth fiscal quarter of 1995, the Partnership determined to sell the Delta Center, Fashion Corners, Hall Road Crossing and
Westland Crossing shopping centers, and entered into an agreement
(amended December 1, 1995) with New Plan Realty Trust, an unaffiliated party, to sell the shopping centers.

            The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers, for a negotiated sale price of approximately $35.5 million (net of closing costs), took place on December 11, 1995. Pursuant to the agreement, the sale of Westland
Crossing has been delayed and could be cancelled if a replacement tenant is not obtained, within sixty days from the closing, for an anchor tenant which will vacate the center upon expiration of its lease on January 31, 1996. It is uncertain whether a replacement tenant can be found.

            The aggregate net income from the three shopping centers sold during the year ended October 31, 1995 was approximately $2.8 million, and the aggregate cash flow from operations for these properties during the year ended October 31, 1995 was approximately $4.0 million.

            The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1995, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so.

            In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. In accordance with the provisions of the Partnership Agreement, the net sales proceeds from the sale of the three shopping centers of $66.40 per Unit ($35.5 million) will be distributed to the Limited Partners in February 1996 and represents a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline in 1996 and thereafter. Partnership distributions will also decline in 1996.

            In 1995, the Partnership's cash flow from operations and distributions received from its joint ventures exceeded distributions to investors. This excess cash flow along with excess Partnership cash reserves were used to fund capital expenditures, leasing commissions and contributions to its joint ventures.

            In 1995, the Partnership (a) incurred approximately $1,539,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties; (b) contributed approximately $1,303,000 for its share of capital expenditures needed to re-lease a significant portion of vacant space at the Chesterbrook property; and (c) contributed approximately $506,000, its share of building improvements and tenant-related capital expenditures, to the Taxter joint venture.

            As of October 31, 1995, the Partnership has commitments to fund approximately $873,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties, and commitments to contribute approximately $306,000, its share of capital expenditures, to the Chesterbrook and Taxter joint ventures.

            If the Westland Crossing shopping center is not sold, the Partnership may incur material capital expenditures to replace the anchor tenant which is vacating its space in January 1996. Also, the Partnership may incur material capital expenditures to fill the current vacant space at Laurel Lakes Centre.

            Capital expenditures and leasing commissions are expected to be funded from excess Partnership cash reserves in 1996.

            At the Taxter property, the lease of Fuji Photo USA, Inc., which occupies approximately 24% of the property's space, was to terminate in March 1996. However, Fuji has exercised its option to extend its leases through March 2001, at an effective rent which is approximately equal to ninety percent of current rental rates in the Westchester market. This renewal was accomplished without incurring a significant amount of capital expenditures and leasing commissions. Because market rates have declined since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives. In addition, Fuji will not pay any rent in the six month period beginning April 1, 1996. As a result of this renewal, the Partnership expects that cash distributions from the Taxter Joint Venture will be reduced by approximately $490,000 in 1996 compared to 1995.

            The joint venture which owns Tech Park Reston is negotiating a restructuring of its leases with Sprint Communications, the property's sole tenant, in which Sprint will give up its early lease termination options and extend its lease termination dates in exchange for lower rent beginning in 1996. At present, it is uncertain whether the leases will be restructured and, if they are, what the effect of the restructuring on the Partnership's cash flow and income will be.

            In 1995, the partnership which owns the Chesterbrook Corporate Center recorded a loss on impairment of the property. The Partnership's share ($11,524,030) of this loss is included in equity in earnings (losses) of joint ventures. See note 6 to the consolidated financial statements.

            The Partnership increased its cash distribution rate from 4.0% to 4.75% per Unit beginning with the first quarter cash distribution paid February 28, 1995.

            On November 28, 1995, the Partnership paid the fourth quarter distribution of $5.9375 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049 with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

            Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.

Operations

            Fluctuations in the Partnership's operating results for the year ended October 31, 1995 compared to 1994 and for the year ended October
31, 1994 compared to 1993 are primarily attributable to the following:

            The increase in rental income in 1995 compared to 1994 is primarily due to higher occupancies at the Holcomb Woods, Laurel Lakes and Hall Road properties and increased pass-through income at Laurel Lakes, partially offset by reduced pass-through income at the Westland Crossing and Delta Center properties.

            The decrease in equity in earnings (losses) of joint ventures in 1995 compared to 1994 is primarily due to the recognition by the Partnership of its share (approximately $11.5 million) of the impairment writedown of the Chesterbrook property. In addition, the equity in earnings of joint ventures decreased by approximately $349,000 in 1995 compared to 1994, primarily due to higher depreciation and amortization due to increased capital expenditures at the Chesterbrook and Taxter properties, and higher operating expenses at the Taxter property. The increase in 1994 compared to 1993 is primarily attributable to the loss incurred in 1993 when the Partnership recorded its share ($12,411,356)
of the loss on impairment of the Taxter property. Excluding the 1993 loss, the equity in earnings of joint ventures decreased by approximately $254,000 in 1994 compared to 1993. This decrease was primarily caused by lower rental income from the Chesterbrook and Taxter joint ventures. These decreases were partially offset by lower depreciation charges from the Taxter joint venture (due to the writedown of the property in 1993).

            The increase in property operating expenses in 1995 compared to 1994 is primarily due to increased repair costs at Laurel Lakes Centre, most of which will be passed through to tenants. The decrease in property operating expenses for 1994 compared to 1993 is primarily due to lower real estate taxes incurred at most of the Partnership's properties in 1994 and lower building services costs at the Partnership's office buildings.

            The increase in depreciation in 1995 compared to 1994 was primarily due to increased capital expenditures.

            The 1995 loss on writedown of real estate held for sale in 1995 is due to the reduction of the carrying values of the Delta Center, Hall Road Crossing, Fashion Corners and Westland Crossing shopping centers to their sales price, net of closing costs, as described in Note 5 to the consolidated financial statements.

            A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

            The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has a current vacancy rate of approximately 9% and rental rates increased 5% to 10% during 1995. An increase in employment growth from corporate relocations and improvements to Atlanta's infrastructure are contributing to the area's prosperity. As a result, some office construction activity is commencing in this market. During 1995, average occupancy at the property was 81%, and at October
31, 1995, the property was 87% leased to 26 tenants (including one tenant which moved into its space in December 1995). The leases of Kimberly
Clark (for approximately 12% of the property's space) and Telecorp
Systems (for approximately 19% of the space) expire in fiscal years 1996 and 2001, respectively. The Partnership is currently negotiating a renewal of its lease with Kimberly Clark. No other significant leases are scheduled to expire in the near future.

            Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 16%. During 1995, average occupancy at the property was 91%, and at October 31, 1995, the property was 89% leased to 24 tenants (including two tenants which moved into their space and excluding one tenant which vacated its space in the first quarter of fiscal 1996). Vanguard, a former large tenant at the property, recently vacated all of its remaining space to move into its own newly-constructed space in this market. This, and other new construction in the Valley Forge area, will cause the office market to deteriorate further. The leases of Philadelphia Electric company (for approximately 23% of the space), Aetna Health Plans (for approximately 11% of the space) and Dun and Bradstreet (for approximately 12% of the space) expire in fiscal years 1998, 2000 and 2000, respectively. No other significant leases are scheduled to expire in the near future.

            Glenhardie Corporate Center III and IV is also located in Valley Forge, Pennsylvania. During 1995, average occupancy at the property was 83% and at October 31, 1995, the property was 92% leased to 25 tenants (including one tenant which moved into its space in the first fiscal quarter of 1996). The leases of Allstate Insurance Company (for approximately 13% of the property's space), Pilgrim Baxter (for approximately 13% of the space) and Dean Witter Reynolds (for approximately 10% of the space) expire in fiscal years 1999, 1999 and 2005, respectively. No other significant leases are scheduled to expire in the near future.

            The decline in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently stabilized, and the current vacancy level in this market is approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. However, during 1995, and at October 31, 1995, the property was 98% leased to 24 tenants. KLM Royal Dutch Airlines owns a long-term leasehold interest in approximately 20% of the space at the property. As discussed above in "Liquidity and Capital Resources", the leases of Fuji Photo Film, the other major tenant (for approximately 24% of the property's space) have been renewed through 2001. Other leases aggregating approximately 12% of the space are scheduled to expire in 1997.

            The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings (for approximately 96% of the property's space) beginning in 1997 and 1998.
As discussed above in "Liquidity and Capital Resources", the joint venture which owns the property is negotiating a modification of its leases with Sprint.

            A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

            Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. Many retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain an average occupancy rate of approximately 94% in 1995 and relatively stable rental rates. At October 31, 1995, the property was 88% leased to 46 tenants (excluding one tenant which vacated its space in November 1995). The leases of K-Mart (for approximately 18% of the property's space), Hoyts Cinemas (for approximately 10% of the space), Safeway (for approximately 10% of the space) and Best Buy (for approximately 11% of the space) expire in fiscal years after 2004. No other significant leases are scheduled to expire in the near future.

            The Partnership owns four shopping centers in Michigan. Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 17%.
A significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants. During 1995, average occupancy at the property was 89%, and at October 31, 1995, the property was 85% leased to 20 tenants (excluding one tenant which vacated its space in December 1995). Marshall's has announced it will vacate the property upon the expiration of its lease (for approximately 18% of the property's space) in January 1996. The lease of Frank's Supercrafts (for approximately 16% of the space) expires in 2006. Other leases for approximately 12% and 11% of the property's space expire in 1996 and 1997, respectively. This property is under contract to be sold.

            Sterling Heights, the location of Hall Road Crossing, is currently a strong and expanding market with a vacancy rate of 5%.
During 1995, average occupancy at the property was 89%, and at October 31, 1995 the property was 95% leased to 15 tenants (including two tenants which moved into their space in the first fiscal quarter of 1996). This property was sold in December 1995.

            Saginaw, Michigan, the location of Fashion Corners, has a vacancy rate of approximately 12%. During 1995, and at October 31, 1995, the property was 95% leased to 21 tenants. This property was sold in December 1995.

            Lansing, Michigan, the location of Delta Center, has a vacancy
rate of approximately 9%.   During 1995, average occupancy at the
property was 96%, and at October 31, 1995, the property was 90% leased to 18 tenants. This property was sold in December 1995.

Inflation

            Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                                                    INDEX



                                                                                                       Page
Independent Auditors' Report                                                                            14
Consolidated Balance Sheets at October 31, 1995 and 1994                                                15
Consolidated Statements of Operations for the years ended
   October 31, 1995, 1994 and 1993                                                                      16
Consolidated Statements of Partners' Capital for the years
   ended October 31, 1995, 1994 and 1993                                                                17
Consolidated Statements of Cash Flows for the years ended
   October 31, 1995, 1994 and 1993                                                                   18-19
Notes to Consolidated Financial Statements                                                           20-29
                                                                                 Schedule
Real Estate and Accumulated Depreciation                                            III              35-36


All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
/TABLE

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership III, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1995 and 1994 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/Deloitte & Touche LLP
                                              DELOITTE & TOUCHE LLP


New York, New York
January 24, 1996

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                          October 31, 1995 and 1994


                                                                         1995                     1994

                                                   ASSETS
Cash and cash equivalents, at cost,
   which approximates market                                         $  4,687,564             $  5,683,026

Real estate, at cost:
   Land                                                                15,200,000               21,043,309
   Buildings and improvements                                          88,128,571              140,320,824
                                                                      103,328,571              161,364,133
   Accumulated depreciation                                           (22,180,045)             (30,244,746)
                                                                       81,148,526              131,119,387

Real estate held for sale                                              45,495,628                     -

Investments in joint ventures                                          42,784,835               54,767,448

Deferred leasing commissions, net                                         968,202                  952,951

Other assets                                                            2,904,092                2,827,188

                                                                     $177,988,847             $195,350,000

                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                             $    596,476             $    788,033

Security deposits                                                         169,245                  238,537
                                                                          765,721                1,026,570

Partners' capital (deficiency):
   General partners                                                    (6,166,797)              (4,583,254)
   Limited partners ($500 per Unit,
      534,020 Units issued)                                           183,389,923              198,906,684

          Total partners' capital                                     177,223,126              194,323,430

                                                                    $ 177,988,847            $ 195,350,000

See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended October 31, 1995, 1994 and 1993
                                                              1995              1994              1993
Revenues:

  Rental                                                  $16,677,181       $16,027,787       $16,197,353
  Equity in earnings (losses) of joint
    ventures                                               (8,222,327)        3,651,193        (8,505,971)
  Interest                                                    234,446           186,333           151,874
  Other                                                       257,498           414,464           133,877
                                                            8,946,798        20,279,777         7,977,133
Expenses:

  Property operating                                        5,381,373         5,018,380         5,355,247
  Depreciation                                              4,565,589         4,378,952         4,397,065
  Amortization                                                277,901           197,129           185,134
  General and administrative                                1,021,431           973,406         1,042,314
  Loss on writedown of real estate
    held for sale                                           1,264,883              -                -
                                                           12,511,177        10,567,867        10,979,760

Net income (loss)                                         $(3,564,379)      $ 9,711,910       $(3,002,627)

Net income (loss) allocated to:
  Limited partners                                        $(3,334,429)      $ 8,740,719       $(2,702,364)
  General partners                                           (229,950)          971,191          (300,263)

                                                          $(3,564,379)      $ 9,711,910       $(3,002,627)
Net income (loss) per Unit of limited
  partnership interest                                         $(6.24)           $16.37            $(5.06)

                        See accompanying notes to consolidated financial statements.
/TABLE

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             For the years ended October 31, 1995, 1994 and 1993

                                                  Limited                 General
                                                  Partners                Partners                Total

Partners' capital (deficiency)
   at October 31, 1992                          $214,229,129            $(2,880,758)          $211,348,371

Net loss                                          (2,702,364)              (300,263)            (3,002,627)

Cash distributions                               (10,680,400)            (1,186,712)           (11,867,112)

Partners' capital (deficiency)
   at October 31, 1993                           200,846,365             (4,367,733)           196,478,632

Net income                                         8,740,719                971,191              9,711,910

Cash distributions                               (10,680,400)            (1,186,712)           (11,867,112)

Partners' capital (deficiency)
   at October 31, 1994                           198,906,684             (4,583,254)           194,323,430

Net loss                                          (3,334,429)              (229,950)            (3,564,379)

Cash distributions                               (12,182,332)            (1,353,593)           (13,535,925)

Partners' capital (deficiency)
   at October 31, 1995                          $183,389,923            $(6,166,797)          $177,223,126









See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended October 31, 1995, 1994 and 1993


                                                               1995             1994              1993
Cash flows from operating activities:
Net income (loss)                                           $(3,564,379)    $  9,711,910     $ (3,002,627)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation                                             4,565,589        4,378,952        4,397,065
     Amortization                                               277,901          197,129          185,134
     Equity in (earnings) losses of joint ventures            8,222,327       (3,651,193)       8,505,971
     Loss on writedown of real estate held for sale           1,264,883                -                -
     (Increase) decrease in operating assets:
       Deferred leasing commissions                            (517,660)        (479,699)        (398,050)
       Other assets                                            (410,290)         133,630          595,807
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                 (15,805)        (266,180)          47,744
       Security deposits                                        (20,402)          19,881           45,513

         Net cash provided by operating activities            9,802,164       10,044,430       10,376,557

Cash flows from investing activities:
  Additions to real estate                                   (1,021,987)      (2,125,685)      (1,979,673)
  Investment in joint ventures                               (1,816,036)      (1,234,388)        (643,451)
  Distributions from joint ventures                           5,576,322        5,627,781        6,015,198

         Net cash provided by investing activities            2,738,299        2,267,708        3,392,074

Cash flows from financing activities:
  Cash distributions                                        (13,535,925)     (11,867,112)     (11,867,112)

Increase (decrease) in cash and short-term investments         (995,462)         445,026        1,901,519

Cash and cash equivalents at beginning of year                5,683,026        5,238,000        3,336,481

Cash and cash equivalents at end of year                    $ 4,687,564      $ 5,683,026     $  5,238,000


                                                  (Cont'd)


                        See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended October 31, 1995, 1994 and 1993

                                                 (Continued)

                                                                1995             1994              1993
Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale and writeoff of related assets and liabilities:

     Real estate, at cost
       Land                                                 $ 5,843,309      $         -     $          -
       Buildings and improvements                            52,939,906                -                -
       Accumulated depreciation                             (12,355,956)               -                -

       Real estate, net                                      46,427,259                -                -

     Deferred leasing commissions                               224,508                -                -
     Other assets                                               333,386
     Accounts payable                                          (175,752)               -                -
     Tenant security deposits                                   (48,890)               -                 -
     Loss on writedown of real estate held for sale          (1,264,883)               -                -


     Real estate held for sale                             $ 45,495,628      $         -     $          -







See accompanying notes to consolidated financial statements.

                          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  October 31, 1995, 1994 and 1993


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

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Part Six Associates (owner of Glenhardie IV) and Laurel-Vincent Place Associates Limited Partnership (owner of the Laurel Lakes Centre) on a consolidated basis. The Partnership owns a 99.9% and 99.999% general partnership interest in Part Six Associates and Laurel-Vincent Place Associates Limited Partnership, respectively. The remaining interests in these partnerships are held by the Managing General Partner.

The Partnership's 44.6% general partnership interest in Taxter Corporate Park, 35% general partnership interest in Tech Park Reston and 26.7% general partnership interest in the partnership which owns interests in Chesterbrook Corporate Center are accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years, along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1995.
The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Net income (loss) per Unit amounts are calculated by dividing net income
(loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $34.6 million higher than the amounts reported for financial statement purposes.

3.   Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale or financing). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $22.81, $3.63 and $20.00 for the years ended October 31, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

      4.   Real Estate Investments

      The location, year of acquisition and net carrying values of the properties are as follows:
                                               Years of                                   October 31,
      Property                                Acquisition                    1995                   1994
      Glenhardie III and IV
        Valley Forge, PA                         1986                    $ 16,886,539           $ 17,451,287
      Delta Center
        Lansing, MI                              1986                            -                11,727,540
      Hall Road Crossing
        Sterling Heights, MI                 1986,'91,'93                        -                13,350,164
      Fashion Corners
        Saginaw, MI                              1986                            -                11,224,815
      Westland Crossing
        Westland, MI                             1986                            -                11,515,810
      Holcomb Woods
        Roswell, GA                              1986                      20,311,695             20,702,311
      Laurel Lakes Centre
        Laurel, MD                               1987                      43,950,292             45,147,460
                                                                         $ 81,148,526           $131,119,387

The net carrying values of the Delta Center, Hall Road Crossing, Fashion Corners and Westland Crossing shopping centers have been reclassified to real estate held for sale. See note 5.

5.   Real Estate Held for Sale

In the fourth fiscal quarter of 1995, the Partnership determined to sell the Delta Center, Fashion Corners, Hall Road Crossing and Westland Crossing shopping centers, which in the aggregate consist of approximately 676,000 rentable square feet, and, in October 1995, entered into an agreement (amended December 1, 1995) with New Plan Realty Trust, an unaffiliated party, to sell the shopping centers.

As part of the agreement, two affiliated public partnerships, Dean Witter Realty Income Partnership II, L.P. and Dean Witter Realty Yield Plus, L.P., also agreed to sell certain shopping centers owned by them.

The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers, for a negotiated sale price of approximately $35.5 million (net of closing costs), took place on December 11, 1995.

Pursuant to the agreement, the sale of the Westland Crossing shopping center has been delayed and could be cancelled if a replacement tenant is not obtained, within sixty days from the closing, for an anchor tenant which will vacate the center upon expiration of its lease on January 31, 1996. It is uncertain whether a replacement tenant can be found.

Because of the sale, the net carrying values of the three centers sold and Westland Crossing have been reclassified to real estate held for sale at October 31, 1995 and have been reduced to approximately $45.5 million (the sales price net of closing costs), resulting in a loss on writedown of real estate held for sale of approximately $1,265,000 during the year ended October 31, 1995. The loss from the writedown of real estate held for sale was allocated 100% to the Limited Partners, in accordance with the Partnership Agreement.

The aggregate net income from the three shopping centers sold during the year ended October 31, 1995 was approximately $2,800,000.

6.   Investments in Joint Ventures

Taxter Corporate Park, Westchester County, New York

In 1986, the Partnership purchased a 44.6% partnership interest in the general partnership which owns the property. Affiliates of the Partnership, Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership IV, L.P., purchased the remaining interests of 14.8% and 40.6%, respectively.

The partners each receive cash flow and profits and losses according to their interests.

In fiscal 1993, in accordance with its policies for evaluating the recoverability of its real estate (which are the same as the Partnership's), the partnership which owns the property concluded that the value of the property was impaired. Accordingly, the partnership which owns the property recorded a loss on impairment of the property of approximately $27.8 million at October 31, 1993. The Partnership's share of this loss, approximately $12.4 million, was included in equity in earnings (loss) of joint venture in 1993.

     Summarized balance sheet information of the joint venture is as follows:
                                                                             October 31,
                                                                1995                   1994
             Land and buildings, net                         $18,575,100            $18,525,138
             Other                                             1,427,047              1,720,405

             Total assets                                    $20,002,147            $20,245,543

             Liabilities                                     $   165,593            $   214,584
             Partners' capital                                19,836,554             20,030,959

             Total liabilities and capital                   $20,002,147            $20,245,543

      Summarized results of operations of the joint venture are as follows:
                                                                             Years ended October 31,
                                                          1995                1994                 1993
      Rental income                                  $ 6,267,312          $ 6,269,934          $ 6,516,950
      Other income                                        92,483               81,301              100,967
                                                       6,359,795            6,351,235            6,617,917

      Property operating expenses                      3,168,141            3,020,235            2,956,814
      Depreciation and amortization                    1,119,284              991,163            1,576,393
      Loss on impairment of real
        estate                                             -                     -              27,828,152
                                                       4,287,425            4,011,398           32,361,359

      Net income (loss)                              $ 2,072,370         $  2,339,837         $(25,743,442)

      Tech Park Reston, Reston, Virginia

      In 1987, the Partnership purchased a 35% partnership interest in the general partnership which owns the property. The remaining 65% interest in the general partnership is owned by Income Partnership IV, L.P.

      The partners receive cash flow and profits and losses according to their interests.

      Summarized balance sheet information of the joint venture is as follows:
                                                                            October 31,
                                                                1995                   1994
             Land and buildings, net                         $47,735,292            $49,295,259
             Other                                             1,643,614              1,372,378

             Total assets                                    $49,378,906            $50,667,637

             Total partners' capital                         $49,378,906            $50,667,637

      Summarized results of operations of the joint venture are as follows:

                                                                     Years ended October 31,
                                                1995                   1994                  1993
      Rental income                           $5,058,016            $5,267,825            $4,999,432

      Depreciation                             1,576,372             1,576,100             1,576,100
      Amortization                               106,960               106,960               106,960
      Property operating expense                  53,532                  -                     -
                                               1,736,864             1,683,060             1,683,060

      Net income                              $3,321,152            $3,584,765            $3,316,372


      Chesterbrook Corporate Center, Valley Forge, Pennsylvania

      In 1987, the Partnership, Income Partnership IV, and an affiliate of the Managing General Partner acquired 26.7%, 41.2% and 32.1% interests in the general partnership which owns the property.

      The partners receive cash flow and profits and losses according to their interests.

      The partnership which owns the Chesterbrook property has recently re-leased a substantial amount of space as a result of the departure of Vanguard, which had occupied approximately 36% of the property's space. Although office vacancy levels in the suburban Philadelphia market have been stagnant for several years, the high quality of the Chesterbrook property has made it possible to re-lease substantially all of the vacated space. However, current market rents are lower than previous rents received at the property, which will result in reduced future cash flow therefrom. Also, because of its amenities, size and configuration, the Chesterbrook property has been able to command a rental premium over other properties in the market
      (including the Glenhardie Corporate Center); however, this premium has been substantially eroded because of the continuing high vacancy in the market.
      As a result, the general partners of the partnership which owns the property concluded that there has been a decline in the property's value, and that the decline is other than temporary. Accordingly, in accordance with its policy for evaluating the recoverability of its real estate which is the same as the Partnership's, the partnership which owns the property recorded a loss on impairment of the property of approximately $43.2 million at October 31, 1995. The Partnership's share of this loss (approximately
      $12.4 million) was included in equity in earnings (losses) of joint ventures in 1995.

      Summarized balance sheet information of the joint venture is as follows:
                                                                           October 31,
                                                                1995                   1994
             Land and buildings, net                        $ 64,200,000           $107,691,195
             Other                                             3,448,347              2,326,971

             Total assets                                   $ 67,648,347           $110,018,166

             Liabilities                                    $  2,184,232           $  1,689,444
             Partners' capital                                65,464,115            108,328,722

             Total liabilities and capital                  $ 67,648,347           $110,018,166

      Summarized results of operations of the joint venture are as follows:
                                                                     Years ended October 31,
                                                1995                 1994                  1993
Rental income                              $ 13,532,187           $13,232,900           $14,629,033
Other income                                    212,134              (161,469)               49,658
                                             13,744,321            13,071,431            14,678,691

Property operating expenses                   4,528,817             4,028,834             4,060,221
Depreciation and amortization                 4,664,856             3,975,339             3,821,190
Loss on impairment of real
  estate                                     43,161,160                  -                     -
                                             52,354,833             8,004,173             7,881,411

Net income (loss)                          $(38,610,512)          $ 5,067,258           $ 6,797,280

Activity in the Investments in Joint Ventures is as follows:
                                                                     Years ended October 31,
                                                1995                 1994                  1993
Investments at beginning
  of year                                   $54,767,448           $55,509,648           $69,387,366
Equity in earnings (losses)                  (8,222,327)            3,651,193            (8,505,971)
Distributions                                (5,576,322)           (5,627,781)           (6,015,198)
Contributions                                 1,816,036             1,234,388               643,451

Investments at end of year                  $42,784,835           $54,767,448           $55,509,648

      7.   Leases

      Minimum future rental income under noncancellable operating leases
      (excluding leases at the shopping centers held for sale) as of October 31,
      1995 is as follows:
                            Year ending October 31:
                            1996                                         $ 8,162,241
                            1997                                           7,355,423
                            1998                                           7,118,205
                            1999                                           6,463,212
                            2000                                           5,203,833
                            Thereafter                                    22,369,374
                            Total                                       $ 56,672,288

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from one to twenty-one years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties in 1995 and 1994 and six properties in 1993, as well as for five buildings at the Chesterbrook Corporate Center in each year. The Partnership incurred management fees of $466,198, $459,128 and $449,164 for the years ended October 31, 1995, 1994 and 1993, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $756,000, 761,000 and $761,000 for these services in each of the years ended October 31, 1995, 1994 and 1993. These amounts are included in general and administrative expenses.

As of October 31, 1995, the affiliates were owed a total of approximately $102,000 for these services.

9.  Litigation

On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Dean Witter Realty Inc. ("Realty") (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The defendants have not yet responded to the complaint.  The defendants
intend to vigorously defend the action.   It is impossible to predict
what financial exposure the Partnership may have as a result of this litigation.

10.  Subsequent Event

On November 28, 1995, the Partnership paid a cash distribution of $5.9375 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

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

              All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

              William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

              E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

              Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

              Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

              There is no family relationship among any of the foregoing persons.


ITEM 11.  EXECUTIVE COMPENSATION

              The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $1,353,593, $1,186,712 and $1,186,712 during the years ended October 31, 1995, 1994 and 1993, respectively.

              The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above.

              The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

              (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

              (b)  The directors and executive officers of the Managing
General Partner own the following Units as of December 31, 1995:

                                                                         Amount and
  Title of                    Name of                                    Nature of
   Class                 Beneficial Owner                           Beneficial Ownership

Limited               All directors and executive                           *
Partnership           officers of the Managing
Interests             General Partner, as a group


* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        As a result of their being partners of a limited partnership which is the Limited Partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect partnership interests in the Partnership. The Partnership
Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners shall be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

        All of the outstanding shares of common stock of the Managing
General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is the Managing General Partner.
The limited partner of the Associate General Partner is LSA 86 L.P., a
Delaware limited partnership. Realty and certain current and former executive officers and directors of the Managing General Partner are partners of LSA 86 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General
Partner and affiliates is contained in Items 10 and 11 above.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial
Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.


PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

(a)  The following documents are filed as part of this Annual Report:

     1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     2.       Financial Statement Schedules (see Index to Financial
              Statements filed as part of Item 8 of this Annual Report).

     3.       Exhibits

     (2)           Not applicable

     (3)(a) Certificate of Limited Partnership included in the Registration Statement Number 33-1912 is incorporated by reference.

     (3)(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus in the Registration Statement Number 33-1912 is incorporated herein by reference.

     (4)(a) Certificate of Limited Partnership included in the Registration Statement Number 33-1912 is incorporated by reference.

     (4)(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus included in the Registration Statement Number
                   33-1912 is incorporated herein by reference.

     (6)           Not applicable

     (7)           Not applicable

     (9)           Not applicable.

     (10)(a)       Agreement of Purchase and Sale by and between Dean Witter
                   Realty Income Partnership II, L.P., Midway Crossing Limited
                   Partnership, Dean Witter Realty Income Partnership III,
                   L.P., Genesee Crossing Limited Partnership, Farmington/9
                   Mile Associates, a Michigan Limited Partnership, Hampton
                   Crossing Associates, Rochester Hills Limited Partnership,
                   Dean Witter Realty Yield Plus, L.P. and New Plan Realty
                   Trust filed as exhibit 1 to the Registrant's Report on Form
                   8-K dated December 11, 1995 and incorporated herein by reference.

     (10)(b) First Amendment to Agreement of Purchase and Sale by and between Dean Witter Realty Income Partnership II, L.P.,
                   Midway Crossing Limited Partnership, Dean Witter Realty
                   Income Partnership III, L.P., Genesee Crossing Limited
                   Partnership, Farmington/9 Mile Associates, a Michigan
                   Limited Partnership, Hampton Crossing Associates, Rochester
                   Hills Limited Partnership, Dean Witter Realty Yield Plus,
                   L.P. and New Plan Realty Trust filed as exhibit 2 to the Registrant's Report on Form 8-K dated December 11, 1995 and incorporated herein by reference.

     (11)          Not applicable.

     (12)          Not applicable.

     (14)          Not applicable.

     (16)          Not applicable

     (21)          Subsidiaries:  Part Six Associates, a Pennsylvania limited partnership.
                                  Laurel Vincent Place Associates, a Maryland limited partnership.

     (24)          Not applicable.

     (27)          Financial Data Schedule

     (28)          Not applicable.

     (99)          Not applicable.

(b) Reports on Forms 8-K - Report dated October 19, 1995 with regard to the Partnership's agreement to sell certain of its shopping centers.

(c)           See Paragraph (a)(3) above.

(d)           See Paragraph (a)(2) above.

SCHEDULE III
                                    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                       Real Estate and Accumulated Depreciation

                                                   December 31, 1995

                                 Initial cost to Partnership (A)

                                                     Building and
Description                         Land             Improvements            Total
Glenhardie III & IV
Valley Forge, PA                  $2,000,000          $18,805,786          $20,805,786

Holcomb Business
Park Roswell, GA                   5,400,000           18,675,322           24,075,322

Laurel Lakes Centre
Laurel, MD                         7,800,000           45,536,882           53,336,882

                                 $15,200,000         $ 83,017,990         $ 98,217,990

                                                                Gross Amount at which
                                                              Carried at End of Period (B)
                                       Cost
                                   Capitalized
                                  Subsequent to                            Building and
Description                        Acquisition      Land                   Improvements                Total
Glenhardie III & IV
Valley Forge, PA                 $2,439,618           $2,000,000           $21,245,404               $23,245,404

Holcomb Business Park
Roswell, GA                       2,158,760            5,400,000            20,834,082                26,234,082

Laurel Lakes Centre
Laurel, MD                          512,203            7,800,000            46,049,085                53,849,085

                                 $5,110,581          $15,200,000          $ 88,128,571              $103,328,571

                                                                                                   Life on which
                                                                                                    Depreciation
                                                                                                   in Latest Income
                                   Accumulated         Date of               Date                    Statement is
Description                      Depreciation(C)    Construction            Acquired                   Computed
Glenhardie III & IV
Valley Forge, PA                  $6,358,865              1984-1985           June 1986              up to 40 years

Holcomb Business Park
Roswell, GA                        5,922,387                 1984             December 1986         up to 40 years

Laurel Lakes Centre
Laurel, MD                         9,898,793                 1987             June 1987              up to 40 years

                                 $22,180,045
/TABLE

SCHEDULE III (CONTINUED)

                                    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


Notes:

(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purposes.
(B)   Reconciliation of real estate owned
          at October 31:                                         1995              1994             1993
     Balance at beginning of period                        $161,364,133      $159,543,611      $158,786,622

      Additions (deletions) during period:
        Purchases                                                 -                  -            1,508,748
        Improvements                                          1,021,987         2,125,685           470,925
        Write-offs due to lease expirations                    (274,334)         (305,163)       (1,222,684)
        Reclass to real estate held for sale                (58,783,215)             -                 -
      Balance at end of period                             $103,328,571      $161,364,133      $159,543,611

(C)   Reconciliation of accumulated depreciation:
      Balance at beginning of period                       $ 30,244,746      $ 26,170,957      $ 22,996,576
        Depreciation expense                                  4,565,589         4,378,952         4,397,065
        Write-offs due to lease expirations                    (274,334)         (305,163)       (1,222,684)
        Reclass to real estate held for sale                (12,355,956)             -                 -
        Balance end of period                              $ 22,180,045      $ 30,244,746      $ 26,170,957
/TABLE

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
    Managing General Partner



By: /s/E. Davisson Hardman, Jr.                       Date:  January 29, 1996
    E. Davisson Hardman, Jr.
    President


By: /s/Lawrence Volpe                                  Date:  January 29, 1996
    Lawrence Volpe
    Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner


/s/William B. Smith                                     Date:  January 29, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                             Date:  January 29, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                      Date:  January  29, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                    Date:  January 29, 1996
Ronald T. Carman
Director