Form 10-Q
period 1996-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1996-03-18
CIK 784161

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C.  20549

                                                  FORM 10-Q

[ X ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended January 31, 1996

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

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                                                      January 31,              October 31,
                                                                          1996                    1995

                                   ASSETS
Cash and cash equivalents, at cost,
  which approximates market                                          $ 40,843,705             $  4,687,564

Real estate, at cost:
  Land                                                                 11,263,904               15,200,000
  Buildings and improvements                                           89,954,517               88,128,571
                                                                      101,218,421              103,328,571
  Accumulated depreciation                                             23,021,053               22,180,045
                                                                       78,197,368               81,148,526

Real estate held for sale                                                    -                  45,495,628

Investments in joint ventures                                          42,351,443               42,784,835

Deferred leasing commissions, net                                         989,736                  968,202

Other assets                                                            2,060,414                2,904,092

                                                                     $164,442,666             $177,988,847


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                             $    707,212             $    596,476

Security deposits                                                         196,410                  169,245
                                                                          903,622                  765,721

Partners' capital (deficiency):
  General partners                                                     (7,535,205)              (6,166,797)
  Limited partners ($500 per Unit,
     534,020 Units issued)                                            171,074,249              183,389,923

         Total partners' capital                                      163,539,044              177,223,126

                                                                     $164,442,666             $177,988,847
See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended January 31, 1996 and 1995




                                                                           1996                    1995
Revenues:

  Rental                                                             $  3,442,483              $ 4,119,116
  Equity in earnings of joint ventures                                    892,057                  817,500
  Interest                                                                333,331                   52,373
  Other                                                                    36,273                   82,759
                                                                        4,704,144                5,071,748

Expenses:

  Property operating                                                    1,284,059                1,341,902
  Depreciation                                                            841,008                1,131,636
  Amortization                                                             59,598                   66,255
  General and administrative                                              257,640                  248,901
  Loss on impairment of real estate                                    12,422,872                     -
                                                                       14,865,177                2,788,694

Net income (loss)                                                    $(10,161,033)             $ 2,283,054

Net income (loss) allocated to:
  Limited partners                                                   $ (9,144,930)             $ 2,054,749
  General partners                                                     (1,016,103)                 228,305

                                                                     $(10,161,033)             $ 2,283,054
Net income (loss) per Unit of limited
  partnership interest                                                    $(17.12)                 $  3.85









See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                     Three months ended January 31, 1996







                                                       Limited              General
                                                       Partners             Partners               Total

Partners' capital (deficiency)
  at November 1, 1995                                $183,389,923         $(6,166,797)         $177,223,126

Net loss                                               (9,144,930)         (1,016,103)          (10,161,033)

Cash distributions                                     (3,170,744)           (352,305)           (3,523,049)

Partners' capital (deficiency)
  at January 31, 1996                                $171,074,249         $(7,535,205)         $163,539,044





















See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Three months ended January 31, 1996 and 1995

                                                                             1996                  1995
Cash flows from operating activities:
Net income (loss)                                                      $(10,161,033)           $  2,283,054
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                            841,008               1,131,636
    Amortization                                                             59,598                  66,255
    Equity in earnings of joint ventures                                   (892,057)               (817,500)
    Loss on impairment of real estate                                    12,422,872                    -
    (Increase) decrease in operating assets:
      Deferred expenses                                                     (81,132)               (275,280)
      Other assets                                                          843,678                (128,552)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                              110,736                 600,248
      Security deposits                                                      27,165                  (3,368)

        Net cash provided by operating activities                         3,170,835               2,856,493

Cash flows from investing activities:
  Proceeds from disposition of real estate
    held for sale                                                        35,256,585                    -
  Additions to real estate                                                  (73,679)               (116,585)
  Investment in joint ventures                                             (129,597)               (907,594)
  Distributions from joint ventures                                       1,455,046               1,287,339

        Net cash provided by investing
          activities                                                     36,508,355                 263,160

Cash flows from financing activities:
  Cash distributions                                                     (3,523,049)             (2,966,778)

Increase in cash and cash equivalents                                    36,156,141                 152,875

Cash and cash equivalents at beginning of period                          4,687,564               5,683,026

Cash and cash equivalents at end of period                             $ 40,843,705            $  5,835,901


Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:
    Increase to real estate, at cost
      Land                                                             $  1,023,904            $       -
      Buildings and improvements                                          9,215,139                    -

    Decrease to real estate held for sale                              $ 10,239,043            $       -

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

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.    Real Estate

In the fourth quarter of fiscal 1995, the Partnership entered into an agreement with New Plan Realty Trust, an unaffiliated party, to sell the Delta Center, Fashion Corners, Hall Road Crossing and Westland Crossing shopping centers. The net carrying values of these properties were reduced to the net sales price in October 1995.

The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers, for a negotiated sale price of approximately $35.5 million (net of closing costs), took place on December 11, 1995. No gain or loss was incurred as a result of the closing. The net proceeds from the sale will be distributed to Limited Partners in March 1996.

The sale of the Westland Crossing shopping center was cancelled, pursuant to the sale agreement, because the Partnership was unable to obtain a replacement tenant for an anchor tenant which vacated its space.

Westland Crossing is no longer being actively marketed for sale;
accordingly, its carrying value has been reclassified from real estate held for sale to real estate.

In the first quarter of fiscal 1996, in accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding period of the properties, the Partnership will be unable to recover its investment in certain properties. Accordingly, the Partnership has written down to fair value (based on independent appraisals) its Glenhardie and Holcomb Woods properties, and recorded losses on impairment of approximately $4.7 million and $7.7 million, respectively.

3.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties (including the three shopping centers sold) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $103,000 and $129,000 for the three months ended January 31, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1996 and 1995, the Partnership incurred approximately, $180,000 and $190,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of January 31, 1996, the affiliates were owed a total of approximately $80,000 for these services.

4.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.    Subsequent Event

On February 28, 1996, the Partnership paid a cash distribution of approximately $5.9375 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049, with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

                          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Liquidity and Capital Resources

      The Partnership raised $267,010,000 in a public offering of 534,020 units which was terminated in 1987. The Partnership has no plans to raise additional capital.

      The Partnership has purchased eight properties (three of which have been sold) and has made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

      The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers occurred on December 11, 1995. See Note
2 to the consolidated financial statements. During the first quarter of 1996, the Partnership's aggregate cash flow from operations was reduced by approximately $660,000 as a result of the sale of the shopping centers.

      The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. During the first quarter of 1996, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so.

      In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. In accordance with the provisions of the Partnership Agreement, the net sales proceeds from the sale of the three shopping centers of $35.5 million ($66.40 per Unit) will be distributed to the Limited Partners in March 1996, representing a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline in 1996 and thereafter. Accordingly, the Partnership will decrease its quarterly cash distribution to Limited Partners from $5.9375 to $4.85 per Unit, beginning with the second quarter distribution payable in May 1996.

      Given the weaker retail property fundamentals and reduced investor interest for retail properties, absent changed circumstances, the Managing General Partner currently does not plan to offer the Partnership's two remaining shopping centers for sale until 1997. The suburban office market has begun to stabilize as a result of improved operating results at many office properties and the lack of construction. Most construction is limited to build-to-suit projects. The recovery in the suburban office sector has been uneven for different geographic regions but the Managing General Partner currently plans to offer for sale certain of the Partnership's office properties in 1996 with the objective of completing sales of all the Partnership's properties by 1998. There is no assurance the Partnership will be able to achieve these objectives.

      During the first quarter of 1996, the Partnership's cash flow from operations and distributions received from its joint ventures exceeded distributions to investors, capital expenditures, leasing commissions and contributions to its joint ventures.

      During the first quarter of 1996, the Partnership incurred approximately $120,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties and contributed approximately $130,000, its share of capital expenditures, to the Chesterbrook and Taxter joint ventures.

      As of January 31, 1996, the Partnership has commitments to fund approximately $1,130,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties, and commitments to contribute approximately $662,000, its share of capital expenditures, to the Chesterbrook and Taxter joint ventures.

      Also, the Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre and Westland Crossing shopping centers. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at these two properties can not be re-leased, the Partnership's cash flow will be reduced.

      Capital expenditures and leasing commissions are expected to be funded from excess Partnership cash reserves during the remainder of 1996.

      At the Taxter property, Fuji Photo USA, Inc., which occupies approximately 24% of the property's space, has exercised its option to extend its leases through March 2001, at an effective rent which is approximately ninety percent of current rental rates in the Westchester market. This renewal was accomplished without incurring any expenditures for tenant improvements or significant leasing commissions. Because market rates have declined since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives. In addition, Fuji will not pay any rent in the six month period beginning April 1, 1996. As a result of this renewal, the Partnership expects that cash distributions in 1996 compared to 1995 from the Taxter Joint Venture will be reduced by approximately $490,000, primarily during the second half of 1996.

      The joint venture which owns Tech Park Reston is discussing a restructuring of its leases with Sprint Communications, the property's sole tenant. At present, it is uncertain whether the leases will be restructured and, if they are, what the effect of the restructuring on the Partnership's cash flow and income will be.

      Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will materially impact liquidity.

      The decrease in other assets during the three months ended January 31, 1996 primarily results from the receipt of unpaid distributions from the partnership which owns Tech Park Reston, a decrease in miscellaneous operating assets due to the above-mentioned sale of three shopping centers and a decrease in accounts receivable and prepaid expenses at the Partnership's remaining properties.

      On February 28, 1996, the Partnership paid the fourth quarter distribution of $5.9375 per Unit to the Limited Partners. The total cash distribution amounted to $3,523,049 with $3,170,744 distributed to the Limited Partners and $352,305 to the General Partners.

Operations

      Fluctuations in the Partnership's operating results for the quarter ended January 31, 1996 compared to 1995 are primarily attributable to the following:

      The decrease in rental income is primarily due to approximately $767,000 of lost revenues from the above-described shopping centers sold on December 11, 1995.

      The increase in equity in earnings of joint ventures primarily results from lower depreciation charges at the Chesterbrook joint venture (due to the writedown of the property in October 1995).

      The increase in interest income represents interest earned on the proceeds from the shopping centers sold.

      The decrease in property operating expenses is primarily due to a reduction of approximately $100,000 in operating expenses on the shopping centers sold.

      Depreciation decreased because no depreciation was recorded on the shopping centers sold while they were held for sale during the first quarter of 1996. There was no real estate held for sale during the first quarter of 1995.

      In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Glenhardie and Holcomb Woods properties totalling approximately $12.4 million. See Note 2 to the consolidated financial statements.


      A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

      Generally, office/research and development properties such as Holcomb Woods are benefiting from growth in the computer, communications and electronics industries. The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has a current vacancy rate of approximately 8% and rental rates increased 5% to 10% during 1995.
An increase in employment growth from corporate relocations and improvements to Atlanta's infrastructure are contributing to the area's prosperity. As a result, a number of office developments have commenced in this market, and several other projects are in the planning stage of development. During the first quarter of 1995, the Partnership negotiated a 3-year lease renewal with Kimberly Clark at a higher rental rate for approximately 14% of the property's space. At January 31, 1996, the property was 91% leased. No leases for significant amounts of space expire before 1998. The Partnership expects that the new construction in this market will have minimal effect on this property.

      Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, a market in which the vacancy rate has recently improved from 16% to 12% because of increasing demand and a slowdown in corporate downsizings. At January 31, 1996, the property was 93% leased (including one tenant which will move into its space in April 1996). No leases for significant amounts of space expire before 1998.

      Glenhardie Corporate Center III and IV is also located in Valley Forge, Pennsylvania. At January 31, 1996, occupancy at the property was
91%.   No leases for significant amounts of space expire before 1999.

      The decline in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently stabilized, and the current vacancy level in this market is approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. At January 31, 1996, occupancy at the property was 99%.
As discussed above in "Liquidity and Capital Resources", the leases of Fuji Photo Film (for approximately 24% of the property's space) have been renewed through 2001. Other leases aggregating approximately 12% of the space expire in 1997.

      The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on two of the three buildings (for approximately 96% of the property's space) beginning in 1997 and 1998.
As discussed above in "Liquidity and Capital Resources", the joint venture which owns the property is discussing a modification of its leases with Sprint.

      Generally, at retail properties, vacancy levels are increasing and rental rates are stagnant as a result of sluggish retail sales and competition from large power centers, discounters and reorganized department stores. A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

      Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. Many retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates. At January 31, 1996, occupancy at the property was 87%. Leases aggregating approximately 10% of the property's space expire in 1997.

      Westland Crossing is situated outside downtown Detroit and is in an
overbuilt market with a current vacancy rate of approximately 17%.   A
significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants. During the first quarter of 1996, occupancy at the property decreased to 67% because Marshall's vacated the property upon the expiration of its lease (for approximately 18% of the property's space) in January 1996. Other leases for approximately 12% and 11% of the property's space expire in 1996 and 1997, respectively.

Inflation

      Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Item 6.      Exhibits and Reports on Form 8-K.

             a)   Exhibits - not applicable.

             b)   Reports on Form 8-K -
                    Report dated December 11, 1995 with regard to the Partnership's sale of three of its shopping centers.

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


                                              Dean Witter Realty Income
                                                Partnership III, L.P.


                                        By:   Dean Witter Realty Income
                                                 Properties III Inc.
                                                 Managing General Partner



Date:  March 18, 1996                   By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  March 18, 1996                   By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)