Form 10-Q
period 1996-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1996-06-14
CIK 784161

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C.  20549

                                                  FORM 10-Q

[ X ]                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934
                                     For the period ended April 30, 1996

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

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                                                        April 30,              October 31,
                                                                          1996                    1995

                                   ASSETS
Cash and cash equivalents                                            $  4,302,175             $  4,687,564

Real estate:
  Land                                                                 11,263,904               15,200,000
  Buildings and improvements                                           90,128,374               88,128,571
                                                                      101,392,278              103,328,571
  Accumulated depreciation                                             23,742,742               22,180,045
                                                                       77,649,536               81,148,526

Real estate held for sale                                                    -                  45,495,628

Investments in joint ventures                                          42,186,489               42,784,835

Deferred leasing commissions, net                                       1,009,213                  968,202

Other assets                                                            1,929,070                2,904,092

                                                                     $127,076,483             $177,988,847


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                             $    623,201             $    596,476

Security deposits                                                         196,288                  169,245
                                                                          819,489                  765,721

Partners' capital (deficiency):
  General partners                                                     (7,717,518)              (6,166,797)
  Limited partners ($500 per Unit,
     534,020 Units issued)                                            133,974,512              183,389,923

         Total partners' capital                                      126,256,994              177,223,126

                                                                     $127,076,483             $177,988,847

                        See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three and six months ended April 30, 1996 and 1995







                                                      Three months ended               Six months ended
                                                          April 30,                         April 30,
                                                      1996          1995              1996          1995
Revenues:

   Rental                                            $2,699,151    $4,302,875       $6,141,634    $8,421,991
   Equity in earnings of joint ventures                 821,610       854,581        1,713,667     1,672,081
   Interest                                             274,562        59,583          607,893       111,956
   Other                                                 38,827        40,215           75,100       122,974
                                                      3,834,150     5,257,254        8,538,294    10,329,002
Expenses:

   Property operating                                 1,091,414     1,397,425        2,375,473     2,739,327
   Depreciation                                         721,689     1,136,994        1,562,697     2,268,630
   Amortization                                          74,536        67,094          134,134       133,349
   General and administrative                           246,584       259,539          504,224       508,440
   Loss on impairment of real estate                       -             -          12,422,872          -
                                                      2,134,223     2,861,052       16,999,400     5,649,746

Net income (loss)                                    $1,699,927    $2,396,202     $(8,461,106)    $4,679,256

Net income (loss) allocated to:
   Limited Partners                                  $1,529,934    $2,156,582     $(7,614,995)    $4,211,330
   General Partners                                     169,993       239,620        (846,111)       467,926
                                                     $1,699,927    $2,396,202     $(8,461,106)    $4,679,256


Net income (loss) per Unit of limited
   partnership interest                                   $2.86         $4.04         $(14.26)         $7.89







See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Six months ended April 30, 1996







                                                       Limited              General
                                                       Partners             Partners               Total

Partners' capital (deficiency)
  at November 1, 1995                                $183,389,923         $(6,166,797)         $177,223,126

Net loss                                               (7,614,995)           (846,111)           (8,461,106)

Cash distributions                                    (41,800,416)           (704,610)          (42,505,026)

Partners' capital (deficiency)
  at April 30, 1996                                  $133,974,512         $(7,717,518)         $126,256,994
















See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six months ended April 30, 1996 and 1995

                                                                             1996                  1995
Cash flows from operating activities:
Net income (loss)                                                       $(8,461,106)           $  4,679,256
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                          1,562,697               2,268,630
    Amortization                                                            134,134                 133,349
    Equity in earnings of joint ventures                                 (1,713,667)             (1,672,081)
    Loss on impairment of real estate                                    12,422,872                    -
    (Increase) decrease in operating assets:
      Deferred expenses                                                    (175,145)               (294,876)
      Other assets                                                          975,022                 310,178
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                               26,725                  32,668
      Security deposits                                                      27,043                 (12,674)

        Net cash provided by operating activities                         4,798,575               5,444,450

Cash flows from investing activities:
  Proceeds from disposition of real estate
    held for sale                                                        35,256,585                    -
  Additions to real estate                                                 (247,536)               (197,839)
  Investments in joint ventures                                            (348,737)             (1,271,677)
  Distributions from joint ventures                                       2,660,750               2,742,447

        Net cash provided by investing
          activities                                                     37,321,062               1,272,931

Cash flows from financing activities:
  Cash distributions                                                    (42,505,026)             (6,489,827)

(Decrease) increase in cash and cash equivalents                           (385,389)                227,554

Cash and cash equivalents at beginning of period                          4,687,564               5,683,026

Cash and cash equivalents at end of period                             $  4,302,175            $  5,910,580


Supplemental disclosure of non-cash investing activities (Note 2):

  Reclassification of real estate held for sale:
    Increase to real estate:
      Land                                                             $  1,023,904
      Buildings and improvements                                          9,215,139

    Decrease to real estate held for sale                              $ 10,239,043


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

The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers, for a negotiated sale price of approximately $35.5 million (net of closing costs), took place on December 11, 1995. No gain or loss was incurred as a result of the closing. The net proceeds from the sale ($66.40 per Unit) were distributed to Limited Partners in March 1996.

The sale of the Westland Crossing shopping center was cancelled, pursuant to the sale agreement, because the Partnership was unable to obtain a replacement tenant for an anchor tenant which vacated its space.
Westland Crossing is no longer being actively marketed for sale;
accordingly, its carrying value was reclassified from real estate held for sale to real estate in the first quarter of fiscal 1996.

In accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership will be unable to recover its investments in certain properties. Accordingly, in the first quarter of fiscal 1996, the Partnership wrote down to fair value (based on independent appraisals) its Glenhardie and Holcomb Woods properties, and recorded losses on impairment of approximately $4.7 million and $7.7 million, respectively.

3.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties (including the three shopping centers sold) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $168,000 and $243,000 for the six months ended April 30, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1996 and 1995, the Partnership incurred approximately $335,000 and $379,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of April 30, 1996, the affiliates were owed a total of approximately $83,000 for these services.

4.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.    Subsequent Event

On May 29, 1996, the Partnership paid a cash distribution of approximately $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774, with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners.

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

      The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers occurred on December 11, 1995. See Note
2 to the consolidated financial statements. During the three- and six-month periods ended April 30, 1996, the Partnership's aggregate cash flow from operations was reduced by approximately $1,013,000 and $1,673,000, respectively, as a result of the sale of the shopping centers.

      The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. During the three- and six-month periods ended April 30, 1996, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so.

      In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. In accordance with the provisions of the Partnership Agreement, the net sales proceeds from the sale of the shopping centers of $35.5 million ($66.40 per Unit) were distributed to the Limited Partners in March 1996, representing a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline in 1996 and thereafter. Accordingly, the Partnership decreased its quarterly cash distribution to Limited Partners from $5.9375 to $4.85 per Unit, beginning with the second quarter distribution paid in May
1996.

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

      During the six months ended April 30, 1996, the Partnership's distributions to investors, capital expenditures, leasing commissions and contributions to its joint ventures exceeded its cash flow from operations, net proceeds from sale of shopping centers and distributions received from its joint ventures. This deficit was funded from cash reserves.

      During the six months ended April 30, 1996, the Partnership incurred approximately $423,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties and contributed approximately $349,000, its share of capital expenditures, most of which relate to the Chesterbrook joint venture.

      As of April 30, 1996, the Partnership has commitments to fund approximately $1,000,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties, and commitments to contribute approximately $528,000, its share of capital expenditures, most of which relates to the Chesterbrook joint venture.

      Also, the Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre and Westland Crossing shopping centers. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at these two properties cannot be re-leased, the Partnership's cash flow will be reduced.

      During the remainder of 1996, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to its investors; the Partnership expects to fund capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves.

      The Partnership expects that cash flow from the Taxter joint venture will decrease by approximately $410,000 during the remainder of 1996 because the extension of the lease with Fuji Photo USA Inc. (for approximately 24% of the property's space) provides for six months of free rent beginning April 1, 1996 and reduced rent during the remaining term of the extension.

      The joint venture which owns Tech Park Reston is discussing a restructuring of its leases with Sprint Communications, the property's sole tenant. At present, it is uncertain whether the leases will be restructured and, if they are, what the effect of the restructuring on the Partnership's cash flow and income will be.

      Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will materially impact liquidity.

      Other assets decreased during the six months ended April 30, 1996 primarily because of the sale of the shopping centers and the amortization of prepaid real estate taxes at Laurel Lakes Centre.

      On May 29, 1996, the Partnership paid the second quarter distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774 with $2,589,997 distributed to the Limited
Partners and $287,777 to the General Partners.

Operations

      Fluctuations in the Partnership's operating results for the three- and six-month periods ended April 30, 1996 compared to 1995 are primarily attributable to the following:

      Rental revenues decreased primarily due to the absence of rents of approximately $1,294,000 and $2,062,000, from the shopping centers sold. Revenues also decreased because of lower pass-through income at Laurel Lakes Centre.

      The increase in interest income represents interest earned on the proceeds from the shopping centers sold before such proceeds were distributed to investors in March 1996.

      The decreases in property operating expenses are primarily due to a reduction of approximately $300,000 and $400,000, respectively, in operating expenses on the shopping centers sold.

      Depreciation decreased primarily because no depreciation was recorded in 1996 on the shopping centers sold. Depreciation also decreased at the Glenhardie and Holcomb Wood properties due to the writedown of these properties in January 1996.

      In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Glenhardie and Holcomb Woods properties totalling approximately $12.4 million. See Note 2 to the consolidated financial statements.

      A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

      Generally, office/research and development properties such as Holcomb Woods are benefiting from growth in the computer, communications and electronics industries. The office market in suburban Atlanta, the location of Business Park at Holcomb Woods, has a current vacancy rate of approximately 8% and rental rates increased 5% to 10% during 1995.
An increase in employment growth from corporate relocations and improvements to Atlanta's infrastructure are contributing to the area's prosperity. As a result, a number of office developments have commenced in this market, and several other projects are in the planning stage of development; the Partnership expects that these projects will have minimal effect on the Holcomb Woods property. During the first quarter of 1996, the Partnership negotiated a 3-year lease renewal with Kimberly Clark at a higher rental rate for approximately 14% of the property's space. At April 30, 1996, the property was 92% occupied. No leases for significant amounts of space expire before 1998.

      Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, an improving market with increasing demand and a current vacancy rate of approximately 12%. At April 30, 1996, the property was 95% leased (including one tenant which will move into its space in July
1996).  No leases for significant amounts of space expire before 1998.

      Glenhardie Corporate Center III and IV is also located in Valley Forge, Pennsylvania. At April 30, 1996, the property was 96% leased (including one tenant which will move into its space in June 1996). No leases for significant amounts of space expire before 1999.

      The vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently improved slightly to 19%. It is unlikely that the vacant space will be absorbed in the market for several years. At April 30, 1996, occupancy at the property was 97%. Leases aggregating approximately 12% of the space expire in 1997.

      The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on approximately 96% of the property's space beginning in 1997 and 1998. As discussed above, the joint venture which owns the property is discussing a modification of its leases with Sprint.

      Generally, at retail properties, vacancy levels are increasing and rental rates are stagnant as a result of sluggish retail sales and competition from large power centers, discounters and reorganized department stores. A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

      Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. Many retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates.
At April 30, 1996, occupancy at the property was 85%. Leases aggregating approximately 10% of the property's space expire in 1997.
      Westland Crossing is situated outside downtown Detroit and is in an
overbuilt market with a current vacancy rate of approximately 20%.   A
significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants. In January 1996, Marshall's vacated the property upon the expiration of its lease (for approximately 18% of the property's space). During the second quarter of 1996, occupancy at the property decreased from 67% to 62%. Leases for approximately 13% of the property's space expire in 1997.

Inflation

      Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

On March 13, 1996, a class action lawsuit (the "Young Action") naming the Partnership, other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland.
The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

Item 6.      Exhibits and Reports on Form 8-K.

             a)   Exhibits
                  An exhibit index has been filed as part of this Report on Page E1.

             b)   Reports on Form 8-K -
                    Report dated April 15, 1996 of the Valuation per Unit of Limited Partnership Interest at October 31, 1995.

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


                                              Dean Witter Realty Income
                                                Partnership III, L.P.


                                        By:   Dean Witter Realty Income
                                                 Properties III Inc.
                                                 Managing General Partner



Date:  June 14, 1996                    By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  June 14, 1996                    By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)


                                                                                        Exhibit Index



                                       Dean Witter Realty Income Partnership III, L.P.
                                                Quarter Ended April 30, 1996




Exhibit                                                                                 Sequentially
  No.                               Description                                         Numbered Page
 27                          Financial Data Schedule






































                                                             E1

