Form 10-Q
period 1996-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1996-09-12
CIK 784161

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

[ X ]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                                For the period ended July 31, 1996

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

                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED BALANCE SHEETS
                                                                    July 31,              October 31,
                                                                     1996                    1995

                                   ASSETS
Cash and cash equivalents                                       $  3,595,298             $  4,687,564

Real estate:
Land                                                              11,263,904               15,200,000
Buildings and improvements                                        90,639,599               88,128,571
                                                                 101,903,503              103,328,571
Accumulated depreciation                                          24,494,061               22,180,045
                                                                  77,409,442               81,148,526

Real estate held for sale                                               -                  45,495,628

Investments in joint ventures                                     41,961,662               42,784,835

Deferred leasing commissions, net                                  1,001,658                  968,202

Other assets                                                       2,170,011                2,904,092

                                                                $126,138,071             $177,988,847


                                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                        $    988,493             $    596,476

Security deposits                                                    179,676                  169,245
                                                                   1,168,169                  765,721

Partners' capital (deficiency):
General partners                                                  (7,846,226)              (6,166,797)
Limited partners ($500 per Unit,
534,020 Units issued)                                            132,816,128              183,389,923

    Total partners' capital                                      124,969,902              177,223,126

                                                                $126,138,071             $177,988,847

                   See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three and nine months ended July 31, 1996 and 1995





                                                      Three months ended               Nine months ended
                                                             July 31,                        July 31,
                                                        1996          1995             1996        1995


Revenues:
   Rental                                            $2,760,079    $4,078,828      $ 8,901,713   $12,500,819
   Equity in earnings of joint ventures                 894,363       810,575        2,608,030     2,482,656
   Interest                                              31,243        65,558          639,136       177,514
   Other                                                 37,237        79,544          112,337       202,518
                                                      3,722,922     5,034,505       12,261,216    15,363,507
Expenses:

   Property operating                                 1,086,496     1,317,355        3,461,969     4,056,682
   Depreciation                                         751,319     1,143,943        2,314,016     3,412,573
   Amortization                                          71,788        70,527          205,922       203,876
   General and administrative                           222,637       267,628          726,861       776,068
   Loss on impairment of real estate                       -             -          12,422,872          -
                                                      2,132,240     2,799,453       19,131,640     8,449,199

Net income (loss)                                    $1,590,682    $2,235,052     $ (6,870,424)   $6,914,308

Net income (loss) allocated to:
   Limited Partners                                  $1,431,614    $2,011,547      $(6,183,382)   $6,222,877
   General Partners                                     159,068       223,505         (687,042)      691,431
                                                     $1,590,682    $2,235,052      $(6,870,424)   $6,914,308


Net income (loss) per Unit of limited
   partnership interest                                   $2.68         $3.76          $(11.58)       $11.65




















                        See accompanying notes to consolidated financial statements.

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                       Nine months ended July 31, 1996





                                                       Limited              General
                                                       Partners             Partners               Total

Partners' capital (deficiency)
  at November 1, 1995                                $183,389,923         $(6,166,797)         $177,223,126

Net loss                                               (6,183,382)           (687,042)           (6,870,424)

Cash distributions                                    (44,390,413)           (992,387)          (45,382,800)

Partners' capital (deficiency)
  at July 31, 1996                                   $132,816,128         $(7,846,226)         $124,969,902





































                        See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Nine months ended July 31, 1996 and 1995
                                                                             1996                  1995
Cash flows from operating activities:
Net income (loss)                                                       $(6,870,424)           $  6,914,308
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                          2,314,016               3,412,573
    Amortization                                                            205,922                 203,876
    Equity in earnings of joint ventures                                 (2,608,030)             (2,482,656)
    Loss on impairment of real estate                                    12,422,872                    -
    (Increase) decrease in operating assets:
      Deferred expenses                                                    (239,378)               (361,791)
      Other assets                                                          734,081                 (12,104)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                              392,017                 240,220
      Security deposits                                                      10,431                 (19,409)

        Net cash provided by operating activities                         6,361,507               7,895,017

Cash flows from investing activities:
  Proceeds from disposition of real estate
    held for sale                                                        35,256,585                    -
  Additions to real estate                                                 (758,761)               (344,435)
  Investments in joint ventures                                            (567,845)             (1,559,494)
  Distributions from joint ventures                                       3,999,048               4,384,189

        Net cash provided by investing
          activities                                                     37,929,027               2,480,260

Cash flows from financing activities:
  Cash distributions                                                    (45,382,800)            (10,012,876)

(Decrease) increase in cash and cash equivalents                         (1,092,266)                362,401

Cash and cash equivalents at beginning of period                          4,687,564               5,683,026

Cash and cash equivalents at end of period                             $  3,595,298            $  6,045,427


Supplemental disclosure of non-cash investing activities (Note 2):

  Reclassification of real estate held for sale:
    Increase to real estate:
      Land                                                             $  1,023,904
      Buildings and improvements                                          9,215,139

    Decrease to real estate held for sale                              $ 10,239,043




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

                            Notes to Consolidated Financial Statements

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

During the third quarter of 1996, the partnership which owns the Tech Park property agreed to sell a narrow strip of land adjacent to the roadway at the property to Fairfax County, VA., and to grant certain easements on the property to the County. The sale was completed in September 1996, and the Partnership's share of the gain is approximately $65,000. The Partnership believes that the transaction will not affect the future value of the remaining Tech Park property.

3.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties (including the three shopping centers sold) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $229,000 and $362,000 for the nine months ended July 31, 1996 and 1995, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1996 and 1995, the Partnership incurred approximately $507,000 and $569,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of July 31, 1996, the affiliates were owed a total of approximately $77,000 for these services.

4.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are
                            Notes to Consolidated Financial Statements

defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.    Subsequent Event

On August 29, 1996, the Partnership paid a cash distribution of approximately $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774, with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers occurred on December 11, 1995. See Note 2 to the consolidated financial statements. During the three- and nine-month periods ended July 31, 1996, the Partnership's aggregate cash flow from operations was reduced by approximately $1,119,000 and $2,713,000, respectively, as a result of the sale of the shopping centers.

In most regions of the country, the growth in demand for office space exceeds the growth in supply. Office construction remains primarily on a build-to-suit basis as current rental rates do not justify speculative development. Some office markets are faring better than others. Increasing demand for office space by smaller to medium sized firms is improving the Southeast and suburban Northeast office markets. Vacancies at many office/research and development properties are declining as communications, computers and software companies demand additional space. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructurings of other tenants is resulting in higher vacancies and stagnant rents.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the three- and nine-month periods ended July 31, 1996, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that they will continue to do so.

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

Given the weaker retail property fundamentals and reduced investor interest for retail properties, absent changed circumstances, the Managing General Partner currently does not plan to offer the Partnership's two remaining shopping centers for sale until 1997. The Managing General Partner currently plans to offer for sale certain of the Partnership's office properties in 1996, with the objective of completing sales of all the Partnership's properties by 1998. There is no assurance the Partnership will be able to achieve these objectives.

During the nine months ended July 31, 1996, the Partnership's distributions to investors, capital expenditures, leasing commissions and contributions to its joint ventures exceeded its cash flow from operations, net proceeds from sale of shopping centers and distributions received from its joint ventures. This deficit was funded from cash reserves.

During the nine months ended July 31, 1996, the Partnership incurred approximately $1,000,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie and Holcomb Woods properties and contributed approximately $568,000, its share of capital expenditures, to the Chesterbrook and Taxter joint ventures.

As of July 31, 1996, the Partnership has commitments to fund approximately $756,000 of tenant improvements and leasing commissions, primarily relating to the Holcomb Woods property, and to contribute approximately $314,000, its share of tenant-related capital expenditures, most of which relates to the Chesterbrook joint venture.

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

The Partnership expects that cash flow from the Taxter joint venture will decrease by approximately $490,000 in 1996 (approximately $320,000 of which was incurred through July 31, 1996) because the extension of the lease with Fuji Photo USA Inc. (for approximately 25% of the property's space) provides for six months of free rent beginning April 1, 1996 and reduced rent during the remaining term of the extension.
The joint venture which owns Tech Park Reston is discussing with Sprint Communications, the property's sole tenant, a possible sale of the property or a restructing of its leases. At present, the outcome of these discussions and their effect on the Partnership's cash flow and income is uncertain.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will materially impact liquidity.

Other assets decreased during the nine months ended July 31, 1996 primarily because of the sale of the shopping centers and the amortization of prepaid real estate taxes at Laurel Lakes Centre.

On August 29, 1996, the Partnership paid the third quarter distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774 with $2,589,997 distributed to the Limited
Partners and $287,777 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1996 compared to 1995 were primarily attributable to the following:

Rental revenues decreased primarily due to the absence of rents of approximately $1,340,000 and $3,400,000, from the shopping centers sold. Revenues also decreased because of decreases in occupancy at the Laurel Lakes Centre and Westland Crossing shopping centers. These decreases were partially offset by higher rental income due to increases in occupancy at the Glenhardie and Holcomb Woods properties.

Equity in earnings of joint ventures increased primarily due to lower depreciation charges from the Chesterbrook joint venture (due to the writedown of the property in October 1995) partially offset by lower rental income and increased depreciation costs recognized at the Taxter joint venture.

The increase in interest income during the nine months ended July 31, 1996 represents interest earned on the proceeds from the shopping centers sold until such proceeds were distributed to investors in March 1996.

The decreases in property operating expenses are primarily due to the absence of approximately $357,000 and $757,000, respectively, in operating expenses from the shopping centers sold.

Depreciation decreased primarily because no depreciation was recorded in 1996 on the shopping centers sold. Depreciation also decreased at the Glenhardie and Holcomb Wood properties due to the writedown of these properties in January 1996.
In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Glenhardie and Holcomb Woods properties totaling approximately $12.4 million. See Note 2 to the consolidated financial statements.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The office market in suburban Atlanta, the location of the Business Park at Holcomb Woods, has a current vacancy rate of approximately 8% and rental rates have continued to increase in 1996 but at a slower rate than in 1995. An increase in employment growth from corporate relocations and improvements to Atlanta's infrastructure are contributing to the area's prosperity. As a result, a number of office developments have commenced in this market, and several other projects are in the planning stage of development; the Partnership expects that these projects will have minimal effect on the Holcomb Woods property. During the first quarter of 1996, the Partnership negotiated a 3-year lease renewal with Kimberly Clark at a higher rental rate for approximately 14% of the property's space. During the third quarter of 1996, occupancy at the property increased to 95%. No leases for significant amounts of space expire before 1998.

Chesterbrook Corporate Center is located in Valley Forge, Pennsylvania, an improving market with increasing demand and a current vacancy rate of approximately 12%. During the third quarter of 1996, occupancy at the property was 95%. No leases for significant amounts of space expire before 1998.

Glenhardie Corporate Center III and IV is also located in Valley Forge, Pennsylvania. During the third quarter of 1996, occupancy at the property was 96%. No leases for significant amounts of space expire before 1999.

The vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, remained at 19%. The Partnership believes that it is unlikely that the vacant space will be absorbed in the market for several years. However, during the third quarter of 1996, occupancy at the property increased slightly to 99%. Leases aggregating approximately 12% of the space are scheduled to expire in 1997.

The Reston market in Virginia, the location of Tech Park Reston, has a vacancy rate of approximately 10%. The leases with Sprint Communications, which occupies 100% of the space, expire in 2003. Sprint has the option to terminate its leases on approximately 96% of the property's space beginning in 1997 and 1998. As discussed above, the joint venture which owns the property is discussing with Sprint a sale of the building or a modification of its leases.

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. Retail centers in this market have generally experienced lower net rental rates and, currently, a vacancy rate of approximately 16%. Many retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates. At July 31, 1996, occupancy at the property decreased to 81% because several small tenants have moved out upon expiration of their leases or as a result of bankruptcies. The Partnership is considering the consolidation of portions of the vacant small shop space at the center. The Partnership is discussing the possibility of a current tenant's expansion into a 55,000 square foot block of space. In addition, a national retailer has expressed interest in leasing another 50,000 square foot area at the property. Although conversion into "big box" type space would require additional investment by the Partnership, the Partnership believes that the potential for higher rental rates and increased occupancy levels would increase the Partnership's cash flow as well as overall value of the center. Leases aggregating approximately 10% of the property's space expire in 1997.

Westland Crossing is situated outside downtown Detroit and is in an
overbuilt market with a current vacancy rate of approximately 20%.   A
significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants. In January 1996, Marshalls vacated the property upon the expiration of its lease (for approximately 18% of the property's space). During the third quarter of 1996, occupancy at the property decreased slightly to 60%. The Partnership is considering consolidating vacant small shop space at this property in order to make room for an additional anchor tenant. Leases for approximately 13% of the property's space expire in 1997.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.

Item 6.      Exhibits and Reports on Form 8-K.

             a)   Exhibits
                  An exhibit index has been filed as part of this Report on Page E1.

             b)   Reports on Form 8-K - None.

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


                                              Dean Witter Realty Income
                                                Partnership III, L.P.


                                        By:   Dean Witter Realty Income
                                                 Properties III Inc.
                                                 Managing General Partner



Date:  September 12, 1996               By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  September 12, 1996               By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                              Accounting Officer)

                  Dean Witter Realty Income Partnership III, L.P.

                             Quarter Ended April 30, 1996


                                     Exhibit Index





Exhibit No.                         Description

 27                          Financial Data Schedule
































                                                             E1