Form 10-K
period 1996-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1997-01-29
CIK 784161

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended October 31, 1996

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

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership III, L.P. (the "Partnership"), is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties III Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates III, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 8 to the consolidated financial statements included in Item 8 and in Item 13.

The Partnership issued 534,020 units of limited partnership interest (the "Units") with gross proceeds from the offering of $267,010,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in six office properties and five retail properties (three of which were sold in fiscal 1996) which were acquired without mortgage debt. The properties are described in Item 2 below.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1996, the Partnership owned directly or through a partnership interest the following eight property interests, none of which is encumbered by indebtedness. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                        Year          Acquisition    Net Rentable       Type of Ownership
                                     Completed/          Cost            Area              of land and
      Property and Location            Acquired         ($000)       (000 sq. ft.)        Improvements
Glenhardie III,                       1984/1986         $9,646             64            Fee interest
  Valley Forge, PA
  Office Building

Glenhardie IV,                        1985/1986        $10,354             64            99.9% General1
  Valley Forge, PA                                                                       Partnership
  Office Building                                                                        interest

Westland Crossing,                    1986/1986        $13,225            137            Fee interest
  Westland, MI
  Shopping Center

Taxter Corporate Park,               1987-1988/        $23,063            345            44.6% General
  Westchester, NY                     1986-1988                                          Partnership
  2 Office Buildings                                                                     interest2

Business Park at                      1984/1986        $23,100            244            Fee interest
  Holcomb Woods,
  Roswell, GA
  4 Office Buildings

Laurel Lakes Centre,                  1987/1987        $51,297            466            99.999% General
  Laurel, MD                                                                             Partnership
  Shopping Center                                                                        interest1

Technology Park Reston,            1983-1985/1987      $20,170            374            35.0% General
  Reston, VA                                                                             Partnership
  3 Office Buildings                                                                     interest3

Chesterbrook Corp.                 1982-1987/1987      $32,430            621            26.7% General
  Center, Valley Forge, PA                                                               Partnership
  8 Office Buildings                                                                     interest4



1. The remaining general partnership ("GP") interest is held by the Managing General Partner.

2. The remaining GP interests are held by Dean Witter Realty Income Partnership II, L.P. (14.8%) and Dean Witter Realty Income Partnership IV, L.P. (40.6%), affiliates of the Partnership. The total cost of the property was $51.8 million

3. The remaining GP interest is held by Dean Witter Realty Income Partnership IV, L.P. The total cost of the property was $57.6 million. The property was sold on December 31, 1996. See Note 6 to the Consolidated Financial Statements in Item 8.

4.   The remaining GP interests are owned Dean Witter Realty
     Income Partnership IV, L.P. (41.2%) and an affiliate of the Managing General Partner (32.1%). The total cost of the property was $121.3 million.

Each property was built with on-site parking facilities.

In the first quarter of fiscal 1996, the Partnership sold the Delta Center, Hall Road Crossing and Fashion Corners shopping centers (the "Shopping Centers Sold"). See Note 4 to the Consolidated Financial Statements.

In fiscal 1996, the Partnership recorded a loss on impairment on its Glenhardie and Holcomb Woods properties of approximately $4.7 million and $7.7 million repectively. See Note 4 to the Consolidated Financial Statements.

An affiliate of the Partnership is the property manager for Laurel Lakes Centre, Taxter Corporate Park, and Westland Crossing and the co-property manager for the Glenhardie buildings and five buildings at the Chesterbrook Corporate Center.

Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements in Item 8.

ITEM 3.   LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.



                                   PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of January 22, 1997, there were 36,960 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended October 31, 1996, the Partnership paid quarterly cash distributions aggregating $87.98 per Unit (including $66.40 of proceeds from the Shopping Centers Sold). Total distributions were $48,260,574, with $46,980,410 distributed to the Limited Partners and $1,280,164 to the General Partners. The distribution of proceeds from the Shopping Centers Sold was paid 100% to the Limited Partners. During the year ended October 31, 1995, the Partnership paid quarterly cash distributions aggregating $13,535,925, with $12,182,332 distributed to Limited Partners and $1,353,593 to the General Partners.

On November 27, 1996, the Partnership paid the fourth quarter distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774, with $2,589,997 distributed to the Limited Partners and $287,777 to the General
Partners.

The Partnership anticipates making regular distributions to its partners in the future.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

ITEM 6.  SELECTED FINANCIAL DATA
The following sets forth a summary of the selected financial data for the
Partnership:

               For the years ended October 31, 1996, 1995, 1994, 1993 and 1992
                   19961            1995             1994           1993              1992
Total
  revenues     $ 16,198,761     $  8,946,798     $ 20,279,777   $  7,977,133      $ 20,957,942

Net (loss)
  income       $ (4,954,508)    $ (3,564,379)2   $  9,711,910   $ (3,002,627)3    $ 10,556,999

Net income
  (loss) per
   Unit of
   limited
   partnership
   interest          $(8.35)         $(6.24)           $16.37         $(5.06)           $17.79

Cash distri-
  butions paid
   per Unit of
   limited
   partnership
   interest4         $87.98          $22.81            $20.00         $20.00            $31.25
Total assets
   at Octo-
   ber 31      $124,778,502     $177,988,847     $195,350,000   $197,751,501      $212,527,983

1.    Revenues and net loss include the effect of the sale of the Delta Center, Fashion
      Corners, and Hall Road shopping centers.  Net loss also includes losses on impairment of the Glenhardie and Holcomb Woods properties of $4.7 million and $7.7 million, respectively.  See item 7 and Note 5 to the Consolidated Financial Statements.
/TABLE

.

2. Includes a $1.3 million writedown of real estate held for sale (see Item 7 and Note 4 to the Consolidated Financial Statements) and the Partnership's share ($11.5 million) of loss on impairment of the Chesterbrook property (see Item 7 and Note 5 to the Consolidated Financial Statements).

3. Includes the Partnership's $12.4 million share of loss on impairment of the Taxter property.

4. Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $87.98, $22.81, $3.63, $20.00, and $13.46 for the years ended October 31, 1996, 1995, 1994, 1993 and 1992,
        respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

Note: The above financial data should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership purchased, directly or through a partnership interest six office properties and five retail properties (three of which were sold in fiscal 1996). The Partnership's acquisition program has been completed. No additional investments are planned.

Real estate markets continue to stabilize due to decreased new office construction and continued strong leasing efforts, causing a reduction in oversupply in many office markets. Certain areas have experienced rising rents as growth in the financial services, high technology, health care and communications industries creates demand for office space. The northeastern and southeastern sections of the country continue to improve. The retail sector is still experiencing uncertainty with large retailers and power centers with preferred locations continuing to attract a large part of consumer spending at the expense of smaller retailers unable to compete on pricing. This has resulted in sluggish demand for new and existing retail space and higher overall vacancies, coupled with stagnant rents.

On December 11, 1995 the Partnership sold the Shopping Centers Sold, for approximately $35.5 million (net of closing costs). The net proceeds from the sale ($66.40 per Unit) were distributed 100% to Limited Partners in March 1996. See Note 5 to the consolidated financial statements. The aggregate net income and cash flow from operations for the Shopping Centers Sold during fiscal 1996 was approximately $212,000.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1996, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity has been affected by the sale of the Shopping Centers Sold, and will be affected by the sale of other properties. The Managing General Partner currently plans to market for sale the Partnership's office properties and the two remaining shopping centers in 1997 and 1998, with the objective of completing sales of all the Partnership office properties by the end of fiscal 1998. There is no assurance the Partnership will be able to achieve these objectives. As the Partnership has fewer income producing investments, Partnership cash from operations will decline, as will Partnership distributions.

In 1996, Partnership distributions to investors exceeded cash flow from operations and distributions received from its joint ventures, primarily due to the distribution of proceeds from the sale of the Shopping Centers Sold. The Partnership used cash reserves in fiscal 1996 to fund a portion of capital expenditures, leasing commissions, and contributions to its joint ventures.

In 1996, the Partnership (a) incurred approximately $1,251,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie (approximatley $522,000) and Holcomb Woods (approximately $680,000) properties; (b) contributed approximately $491,000 to the Chesterbrook property for its share of capital expenditures to lease vacant space and (c) contributed approximately $187,000 to the Taxter property to fund leasing commissions.

As of October 31, 1996, the Partnership has commitments to fund tenant improvements totalling approximately $258,000; no individual commitment is significant. The Partnership also has commitments to fund approximately $688,800 for its share of capital expenditures and leasing commissions at the Taxter and Chesterbrook properties. The Partnership may incur material capital expenditures to replace the anchor tenant which vacated the Westland Crossing Shopping Center, and to lease currently vacant space at Laurel Lakes Centre.

A portion of capital expenditures and leasing commissions is expected to be funded from Partnership cash reserves in 1997. The Managing General Partner believes cash reserves will be sufficient for the Partnership's future needs.
In fiscal 1996, the Partnership recorded a loss on impairment on its Glenhardie and Holcomb Woods properties of approximately $4.7 million and $7.7 million, respectively. See Note 4 to the consolidated financial statements.

The Partnership decreased its cash distribution rate from $5.9375 to $4.85 per Unit beginning with the second quarter cash distribution paid May 29, 1996. The $4.85 distribution represents an annual return of 4.75% on the gross offering proceeds attributable to the Partnership's remaining investments.

On November 27, 1996, the Partnership paid the fourth quarter distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774 with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners.

In December 1996, the Partnership sold its investment in the Technology Park Reston office park. The Partnership expects to distribute 100% of the net sales proceeds of $31.55 per Unit ($16.85 million) to the Limited Partners in February 1996, representing a return of invested capital. See Note 6 to the Consolidated
Financial Statements.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1996 compared to 1995 and for the year ended
October 31, 1995 compared to 1994 were primarily attributable to the following:

The decrease in rental revenue in 1996 compared to 1995 is primarily due to the absence of rental income of approximately $4.7 million from the Shopping Centers Sold. Rental revenue at Laurel Lakes Centre also decreased by approximately $0.8 million due to lower occupancy and reduced passthrough income. Operations at the Partnership's other properties resulted in a net increase in revenues of $0.6 million; no individual factor accounted for a material portion of this change. No individual factor accounted for a material portion of the increase in rental revenues in 1995 vs. 1994.

The increase in equity earnings of joint ventures in 1996 compared to 1995 and the decrease in 1995 compared to 1994 was primarily due to the 1995 recognition by the Partnership of its share (approximately $11.5 million) of the writedown on the impairment of the Chesterbrook property. 1995 equity in earnings also decreased compared to 1994 due to approximately $349,000 of higher depreciation and amortization on increased capital expenditures at the Chesterbrook and Taxter properties and higher operating expenses at the Taxter property.

The decrease in property operating expenses in 1996 compared to 1995 is primarily due to the absence of operating expenses from the Shopping Centers Sold. The increase in property operating expenses in 1995 compared to 1994 is primarily due to increased repair costs at Laurel Lakes Centre. No other factor accounted for a significant portion of the changes in operating expenses.

Depreciation decreased by approximately $1.2 million in 1996 compared to 1995 due to the absence of depreciation in 1996 on the Shopping Centers Sold. The remaining decrease resulted from the writedown of the Glenhardie and Holcomb Woods properties in January 1996.

The 1996 loss on impairment of real estate was due to the impairment writedowns on the Glenhardie and Holcomb Woods properties totalling approximately $12.4 million as described in Note 4 to the consolidated financial statements. The 1995 loss on writedown of real estate held for sale is due to the reduction of the carrying values of the Shopping Centers Sold and Westland Crossing to the price at which it was agreed they would be sold, net of closing costs, as described in Note 5 to the Consolidated Financial Statements.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

The Business Park at Holcomb Woods is located in the north central corridor of suburban Atlanta where continued economic recovery has resulted in increased office occupancies. The current market vacancy rate is approximately 3%. During fiscal 1996, the average occupancy at the property was 91%, and at October 31, 1996 the property was 96% leased to 25 tenants. The property was 87% leased at October 31, 1995. Leases on approximately 44% of total space expire in fiscal 1999 (including Kimberly Clark, approximately 14%, and Nations Credit, approximately 12%). Leases on approximately 30% of total space expire in fiscal 2001 (including Telecorps Systems, approximately 19%). There are no other significant tenants.

Current market conditions in the Valley Forge, Pennsylvania sector where the Chesterbrook Corporate Center is located have improved, especially during the second half of fiscal 1996. Market occupancy is approximately 84%. At October 31, 1996 the property was approximately 99% leased to 26 tenants, compared to 91% at the prior fiscal year-end. The average occupancy during fiscal 1996 was 94%. Leases for approximately 19% of total space expire in fiscal 1998. The leases of Philadelphia Electric Company (for approximately 20% of total space), Aetna Health Plan (for approximately 12% of total space) and Dun & Bradstreet (for approximately 12% of total space) expire in fiscal year 2000. There are no other significant tenants.

Glenhardie Corporate Center III & IV is also located in Valley Forge, Pennsylvania. During 1996, average occupancy at the property was 92%, and at October 31, 1996 the property was 97% leased to 27 tenants, compared to 92% at the prior fiscal year-end. The leases of Allstate Insurance Company (for approximately 13% of total space), Pilgrim Baxter (for approximately 13% of total space) and Dean Witter Reynolds (for approximately 10% of total space) expire in fiscal years 1999, 2000, and 2005, respectively.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park increased from 22% to 24% in 1996. The vacancy level in the west Westchester market in which the building is located is currently 15%, and it is unlikely that this vacant space will be absorbed in the market for several years. However, during 1996, average occupancy at the property was approximately 98%, and at October 31, 1996, occupancy at the property was 97%, essentially unchanged from the prior year. The property is leased to 22 tenants. KLM Royal Dutch Airlines owns a long-term leasehold in approximately 20% of the space at the property. Leases aggregating approximately 12% and 10% of the property's space expire in 1997 and 1998, respectively. The lease of Fuji Photo Film (for approximately 24% of the property's space) expires in 2001. No other tenants occupy more than 10% of the property.

Tech Park Reston, located in the Reston market in Virginia was 100% leased during fiscal year 1996 to Sprint Communications. The property was sold on December 31, 1996. See Note 6 to the consolidated financial statements.

A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C., where retail centers continue to experience lower net rental rates. The market vacancy rate is currently approximately 16%. Many retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates. At October, 1996, occupancy at the property decreased to 81% (leased to 36 tenants) from 88% at October 31, 1995 primarily because several small tenants have moved out upon expiration of their leases or as a result of bankruptcies. The Partnership is considering the consolidation of portions of the vacant small shop space at the center. The Partnership is also attempting to market approximately 50,000 square feet of space as "big box" spaces. Although conversion into "big box" type space would require additional investment by the Partnership, the Partnership believes that the potential for higher rental rates and increased occupancy levels would increase the property's cash flow as well as the overall value of the center. Leases aggregating approximately 8% of the property's space expire in 1997. The leases of K-Mart (18% of total space), Hoyts Cinemas (10% of total space), and Best Buy (11% of total space), expire in 2005, 2005 and 2010, respectively. No other tenant occupies more than 10% of the property.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 20%. Nevertheless, a significant amount of new retail space is under construction in this market. When complete, this space will compete with Westland Crossing for tenants. The property has a current occupancy rate of 58%, leased to 15 tenants, (vs. 85% at the prior fiscal year-end), and an average occupancy rate of 73% in fiscal 1996. In January 1996, Marshalls vacated the property upon the expiration of its lease (for approximately 18% of the property's space). The Partnership is considering consolidating vacant small shop space at this property in order to make room for an additional anchor tenant. The Partnership is negotiating with several prospective tenants to lease vacant anchor space. Leases for approximately 13% of the property's space expire in 1997. The lease of Frank's Supercrafts, which occupies approximately 16% of the shopping center, expires in 2006. No other tenant occupies more than 10% of the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                                            INDEX

                                                                                       Page
Independent Auditors' Report                                                            15
Consolidated Balance Sheets at October 31, 1996 and 1995                                16
Consolidated Statements of Operations for the years ended
  October 31, 1996, 1995 and 1994                                                       17
Consolidated Statements of Partners' Capital for the years
  ended October 31, 1996, 1995 and 1994                                                 18
Consolidated Statements of Cash Flows for the years ended
  October 31, 1996, 1995 and 1994                                                    19-20
Notes to Consolidated Financial Statements                                           21-31
                                                                    Schedule
Real Estate and Accumulated Depreciation                               III           37-38


All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.


Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership III, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1996 and 1995 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/Deloitte & Touche LLP
                                             DELOITTE & TOUCHE LLP


January 24, 1997

                       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 CONSOLIDATED BALANCE SHEETS

                                  October 31, 1996 and 1995




                                                             1996                 1995

                                           ASSETS
Cash and cash equivalents                                $  2,380,612         $  4,687,564

Real estate, at cost:
  Land                                                     11,263,904           15,200,000
  Buildings and improvements                               90,921,733           88,128,571
                                                          102,185,637          103,328,571
  Accumulated depreciation                                (25,226,740)         (22,180,045)
                                                           76,958,897           81,148,526

Real estate held for sale                                      -                45,495,628

Investments in joint ventures                              41,727,417           42,784,835

Deferred leasing commissions, net                             938,381              968,202

Other assets                                                2,773,195            2,904,092

                                                         $124,778,502         $177,988,847



                              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                 $    615,102         $    596,476

Security deposits                                             155,356              169,245
                                                              770,458              765,721

Partners' capital (deficiency):
  General partners                                         (7,942,412)          (6,166,797)
  Limited partners ($500 per Unit,
     534,020 Units issued)                                131,950,456          183,389,923

        Total partners' capital                           124,008,044          177,223,126

                                                         $124,778,502         $177,988,847



                See accompanying notes to consolidated financial statements.


DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the years ended October 31, 1996, 1995 and 1994
                                                    1996           1995           1994
Revenues:
  Rental                                        $11,897,566    $16,677,181    $16,027,787
  Equity in earnings (losses)
    of joint ventures                             3,477,991     (8,222,327)     3,651,193
  Interest                                          668,471        234,446        186,333
  Other                                             154,733        257,498        414,464
                                                 16,198,761      8,946,798     20,279,777

Expenses:

  Property operating                              4,418,272      5,381,373      5,018,380
  Depreciation                                    3,046,695      4,565,589      4,378,952
  Amortization                                      274,820        277,901        197,129
  General and administrative                        990,610      1,021,431        973,406
  Losses on impairment of real estate            12,422,872           -             -
  Loss on writedown of real estate
    held for sale                                     -          1,264,883          -
                                                 21,153,269     12,511,177     10,567,867

Net income (loss)                               $(4,954,508)   $(3,564,379)   $ 9,711,910

Net income (loss) allocated to:
  Limited partners                              $(4,459,057)   $(3,334,429)   $ 8,740,719
  General partners                                 (495,451)      (229,950)       971,191

                                                $(4,954,508)   $(3,564,379)   $ 9,711,910
Net income (loss) per Unit of limited
  partnership interest                               $(8.35)        $(6.24)        $16.37

                See accompanying notes to consolidated financial statements.


DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     For the years ended October 31, 1996, 1995 and 1994


                                         Limited             General
                                         Partners            Partners             Total

Partners' capital (deficiency)
  at October 31, 1993                  $200,846,365        $(4,367,733)       $196,478,632

Net income                                8,740,719            971,191           9,711,910

Cash distributions                      (10,680,400)        (1,186,712)        (11,867,112)

Partners' capital (deficiency)
  at October 31, 1994                   198,906,684         (4,583,254)        194,323,430

Net loss                                 (3,334,429)          (229,950)          (3,564,379)

Cash distributions                      (12,182,332)        (1,353,593)        (13,535,925)

Partners' capital (deficiency)
  at October 31, 1995                   183,389,923         (6,166,797)        177,223,126

Net loss                                 (4,459,057)          (495,451)         (4,954,508)

Cash distributions                      (46,980,410)        (1,280,164)        (48,260,574)

Partners' capital (deficiency)
  at October 31, 1996                  $131,950,456        $(7,942,412)       $124,008,044









                See accompanying notes to consolidated financial statements.


                       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the years ended October 31, 1996, 1995 and 1994


                                                      1996         1995           1994
Cash flows from operating activities:
Net income (loss)                                 $(4,954,508)  $(3,564,379)  $ 9,711,910
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                    3,046,695     4,565,589     4,378,952
    Amortization                                      274,820       277,901       197,129
    Equity in (earnings) losses of joint ventures  (3,477,991)    8,222,327      (3,651,193)
    Loss on writedown of real estate held for sale      -         1,264,883          -
    Loss on impairment of real estate              12,422,872          -             -
    (Increase) decrease in operating assets:
      Deferred leasing commissions                   (244,999)     (517,660)     (479,699)
      Other assets                                    130,897      (410,290)      133,630
    Increase (decrease) in operating abilities:
      Accounts payable and accrued liabilities         18,626       (15,805)     (266,180)
      Security deposits                               (13,889)      (20,402)       19,881

       Net cash provided by operating activities     7,202,523    9,802,164    10,044,430


Cash flows from investing activities:
  Proceeds from disposition of real estate
    held for sale                                  35,256,585          -              -
  Additions to real estate                         (1,040,895)   (1,021,987)   (2,125,685)
  Investment in joint ventures                       (678,346)   (1,816,036)   (1,234,388)
  Distributions from joint ventures                 5,213,755     5,576,322     5,627,781

       Net cash provided by investing activities   38,751,099     2,738,299     2,267,708


Cash flows from financing activities:
  Cash distributions                              (48,260,574)  (13,535,925)  (11,867,112)

Increase (decrease) in cash and cash equivalents   (2,306,952)     (995,462)      445,026

Cash and cash equivalents at beginning of year      4,687,564     5,683,026     5,238,000

Cash and cash equivalents at end of year         $  2,380,612  $  4,687,564  $  5,683,026


                See accompanying notes to consolidated financial statements.

                       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the years ended October 31, 1996, 1995 and 1994

                                         (Continued)


                                                   1996            1995           1994

Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale
    and writeoff of related assets and liabilities:
    Real estate, at cost
      Land                                    $      -        $  5,843,309   $      -
      Buildings and improvements                     -          52,939,906          -
      Accumulated depreciation                       -         (12,355,956)         -

      Real estate, net                               -          46,427,259          -

    Deferred leasing commissions                     -             224,508          -
    Other assets                                     -             333,386
    Accounts payable                                 -            (175,752)         -
    Tenant security deposits                         -             (48,890)         -
    Loss on writedown of real estate held for sale       -      (1,264,883)         -

    Real estate held for sale                 $               $ 45,495,628   $




  Reclassification of real estate from held for sale to real estate:

      Land                                    $ 1,023,904     $     -        $      -
      Buildings and improvements                9,215,139           -               -
      Accumulated depreciation                      -               -               -

    Real estate, net                          $10,239,043     $     -        $      -






















                See accompanying notes to consolidated financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        October 31, 1996, 1995 and 1994

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


                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.
                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $47.3 million higher than the amounts reported for financial statement purposes.

3.   Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportion as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.




                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $87.98, $22.81 and $3.63 for the years ended October 31, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Real Estate Investments

The location, year of acquisition and net carrying values of the properties are as follows:

                                  Year of               October 31,
    Property                    Acquisition           1996           1995
Glenhardie III and IV                             $11,883,930    $16,886,539
  Valley Forge, PA                 1986
Westland Crossing
  Westland, MI                     1986             9,862,785          -
Holcomb Woods
  Roswell, GA                      1986            12,428,082     20,311,695
Laurel Lakes Centre
  Laurel, MD                       1987            42,784,100     43,950,292
                                                  $76,958,897    $81,148,526

In the first quarter of fiscal 1996, in accordance with the impairment evaluation policy described in Note 2, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership would be unable to recover its investments in the Glenhardie and Holcomb Woods properties. Accordingly, the Partnership wrote these properties down to fair value (based on independent appraisals), and recorded losses on impairment of approximately $4.7 million and $7.7 million, respectively.

The net carrying value of the Westland Crossing shopping center was reclassified from real estate held for sale during fiscal 1996. See
Note 5.







                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Sale of Real Estate

In the fourth quarter of fiscal 1995, the Partnership determined to sell the Delta Center, Fashion Corners, Hall Road Crossing and Westland Crossing shopping centers and, in October, entered into an agreement (as amended) with New Plan Realty Trust, an unaffiliated party, to sell the shopping centers. As part of the agreement, two affiliated public partnerships, Dean Witter Realty Income Partnership II, L.P. and Dean Witter Realty Yield Plus, L.P., also agreed to sell certain shopping centers owned by them.

Because of the anticipated sale at October 31, 1995, the net carrying values of the shopping centers were reclassified to real estate held for sale and reduced to approximately $45.5 million (the sales price net of closing costs), resulting in a loss on writedown of real estate held for sale of approximately $1,265,000 in fiscal 1995. The loss from the writedown of real estate held for sale was allocated 100% to the Limited Partners, in accordance with the Partnership Agreement.

The closing of the sale of the Delta Center, Fashion Corners and Hall Road Crossing shopping centers, for a negotiated sale price of approximately $35.5 million (net of closing costs), took place on December 11, 1995. No gain or loss was incurred as a result of the closing. The net proceeds from the sale ($66.40 per Unit) were distributed to Limited Partners in March 1996.

Pursuant to the sale agreement, the sale of the Westland Crossing shopping center was cancelled because the Partnership was unable to obtain a replacement tenant for an anchor tenant which vacated the center upon expiration of its lease on January 31, 1996. The net carrying value of Westland Crossing of approximately $10.2 million, was subsequently reclassified to real estate in the first quarter of fiscal 1996.

The aggregate net income in fiscal 1996 from the three shopping centers sold was approximately $212,000.










                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The partners each receive cash flow and profits and losses according to their interests.

Summarized balance sheet information of the joint venture is as follows:

                                             October 31,
                                        1996              1995
Land and buildings, net             $17,781,234       $18,575,100
Other                                 1,990,515         1,427,047

Total assets                        $19,771,749       $20,002,147

Liabilities                         $   176,478       $   165,593
Partners' capital                    19,595,271        19,836,554

Total liabilities and capital       $19,771,749       $20,002,147

/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of the joint venture are as follows:
                                             Years ended October 31,

                                     1996           1995           1994
Rental income                     $5,954,030     $6,267,312     $6,269,934
Other income                          43,394         92,483         81,301
                                   5,997,424      6,359,795      6,351,235

Property operating expenses        3,111,267      3,168,141      3,020,235
Depreciation and
  amortization                     1,196,229      1,119,284        991,163
                                   4,307,496      4,287,425      4,011,398

Net income                        $1,689,928     $2,072,370     $2,339,837

Tech Park Reston, Reston, Virginia

In 1987, the Partnership purchased a 35% partnership interest in the general partnership ("TPA") which owns the property, which consists of three office buildings in the Technology Park Reston office park. The remaining 65% interest in TPA is owned by Dean Witter Realty Income Partnership IV, L.P.

The partners receive cash flow and profits and losses according to their interests.

Subsequent to October 31, 1996, TPA and an affiliate of the Managing General Partner (the "Affiliate"), which owns the fourth building at the property, agreed to sell the property to Sprint Communications Company L.P., which was the sole tenant at the property.

The negotiated sales price for the property was $76,300,000, $51,483,000 of the sales price was allocated to TPA and $24,817,000 was allocated to the Affiliate, based on the relative square footage of the buildings each owned at the property.

The closing of the sale took place on December 31, 1996. The purchase price was received in cash at closing. The Partnership received approximately $17.7 million of such cash representing its 35% share of the cash received by TPA, net of closing costs.






                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized balance sheet information of the joint venture is as follows:
                                                     October 31,
                                                   1996            1995
Land and buildings, net                        $46,158,784     $47,735,292
Other                                            1,692,571       1,643,614

Total assets                                   $47,851,355     $49,378,906

Total partners' capital                        $47,851,355     $49,378,906

Summarized results of operations of the joint venture are as follows:

                                           Years ended October 31,
                                     1996            1995             1994

Rental income                     $5,219,899      $5,058,016       $5,267,825

Depreciation                       1,576,508       1,576,372        1,576,100
Amortization                         106,960         106,960          106,960
Property operating expense            52,191          53,532             -
                                   1,735,659       1,736,864        1,683,060

Net income                        $3,484,240      $3,321,152       $3,584,765

Chesterbrook Corporate Center, Valley Forge, Pennsylvania


In 1987, the Partnership, Dean Witter Realty Income Partnership IV,
L.P. and an affiliate of the Managing General Partner acquired
26.7%, 41.2% and 32.1% interests in the general partnership which owns the property.

The partners receive cash flow and profits and losses according to their interests.





                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 1995, the general partners in the partnership which owns the property concluded that there was a permanent decline in the property's value. Accordingly, in accordance with its policy for evaluating the recoverability of its real estate, which is the same as the Partnership's, the partnership which owns the property recorded a loss on impairment of the property of approximately $43.2 million at October 31, 1995. The Partnership's share of this loss
(approximately $11.5 million) was included in equity is earnings
(losses) of joint ventures in fiscal 1995.

Summarized balance sheet information of the joint venture is as follows:
                                                          October 31,
                                                   1996            1995

Land and buildings, net                        $62,641,806     $64,200,000
Other                                            3,059,694       3,448,347

Total assets                                   $65,701,500     $67,648,347

Liabilities                                    $ 1,792,898     $ 2,184,232
Partners' capital                               63,908,602      65,464,115

Total liabilities and
  capital                                      $65,701,500     $67,648,347

                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of the joint venture are as follows:
                                        Years ended October 31,
                                  1996            1995            1994
Rental income                 $ 13,604,130    $ 13,532,187     $13,232,900
Other income                        35,957         212,134        (161,469)
                                13,640,087      13,744,321      13,071,431

Property operating
  expenses                       4,818,114       4,528,817       4,028,834
Depreciation and
  amortization                   3,186,022       4,664,856       3,975,339
Loss on impairment of
  real estate                        -          43,161,160           -
                                 8,004,136      52,354,833       8,004,173

Net income (loss)             $  5,635,951    $(38,610,512)    $ 5,067,258



Activity in investments in joint ventures is as follows:

                                        Years ended October 31,
                                  1996            1995             1994

Investments at beginning
  of year                     $42,784,835     $54,767,448      $55,509,648
Equity in earnings
  (losses)                      3,477,991      (8,222,327)       3,651,193
Distributions                  (5,213,755)     (5,576,322)      (5,627,781)
Contributions                     678,346       1,816,036        1,234,388

Investments at end of
  year                        $41,727,417     $42,784,835      $54,767,448

               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Leases

Minimum future rental income under noncancellable operating leases as of October 31, 1996 is as follows:

                 Year ending October 31

             1997                 $ 9,192,476
             1998                   8,803,398
             1999                   7,684,817
             2000                   6,080,015
             2001                   5,036,015
             Thereafter            18,927,719
             Total                $55,724,440

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from one to twenty-one years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for eight properties in 1996 and 1995 and six properties in 1994, as well as for five buildings at the Chesterbrook Corporate Center in each year. The Partnership incurred management fees of $478,220, $466,198 and $459,128 for the years ended October 31, 1996, 1995 and 1994, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $761,000, $756,000 and $761,000 for these services in each of the years ended October 31, 1996, 1995 and 1994. These amounts are included in general and administrative expenses.

As of October 31, 1996, the affiliates were owed a total of approximately $100,000 for these services.









                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.  Distribution Subsequent to Year-End

On November 27, 1996, the Partnership paid a cash distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774, with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners.

               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:
                                               Position with the
Name                                        Managing General Parnter

William B. Smith                       Chairman of the Board of Directors
E. Davisson Hardman, Jr.               President and Director
Lawrence Volpe                         Controller and    Director
Ronald T. Carman                       Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.





                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $1,280,164, $1,353,593, and $1,186,712 during the years ended October 31, 1996, 1995 and 1994, respectively.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 9 to the Consolidated
Financial Statements in Item 8 above.

The directors and officers of the Partnership's Managing General
Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

         (b) The directors and executive officers of the Managing General Partner own the following Units as of December 31, 1996:

                                                             Amount and
  Title of             Name of                               Nature of
   Class          Beneficial Owner                      Beneficial Ownership
Limited        All directors and executive                     *
Partnership    officers of the Managing
Interests      General Partner, as a group

* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.
                DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

              DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                      PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

    (10)(a) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on June 27, 1986, December 29, 1986, December 29, 1986, December 29, 1986, December 29, 1986, December 30, 1986, December 30, 1986, June 1,
                1987, December 7, 1987, and December 15, 1987 and are incorporated herein by reference.

                  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

        (b) Purchase and Sale Agreement, dated October 19, 1995 between Dean Witter Realty Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 and incorporated herein by reference.

        (c) First Amendment to Agreement of Purchase and Sale by and between Dean Witter Realty Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 and incorporated herein by reference.

        (d) Purchase and Sale Agreement between Technology Park Associates, Dean Witter/Technology Park II Associates, L.P., and Sprint Communications Company, L.P. a Delaware Limited Partnership filed as exhibit 2 to the Registrant's Report on Form 8-K on December 31, 1996 and incorporated herein by reference.

    (21) Subsidiaries: Park Six Associates, a Pennsylvania limited partnership. Laurel Vincent Place Associates, a Maryland limited partnership.

        (b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.


                   DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                                            SCHEDULE III

                           DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                              Real Estate and Accumulated Depreciation

                                          December 31, 1996

                                Initial cost to Partnership (A)

                                                                                    Costs Capitalized
                                             Building and                             Subsequent To
Description                    Land          Improvements         Total                 Acquisition
Glenhardie III & IV
Valley Forge, PA             $2,000,000       $18,805,786       $20,805,786            $2,859,026

Holcomb Business
Park Roswell, GA              5,400,000        18,675,322        24,075,322             2,749,067

Westland Crossing
Westland, MI                  1,376,659        12,389,933        13,766,592               379,327

Laurel Lakes Centre
Laurel, MD                    7,800,000        45,536,882        53,336,882               543,383

                            $16,576,659      $ 95,407,923      $111,984,582            $6,530,803



                                                        Gross Amount at which
                                                      Carried at End of Period (B)


                               Loss on
                            Impairment of                      Building and
Description                  Real Estate         Land           Improvements            Total

Glenhardie III & IV
Valley Forge, PA            $ 4,664,675       $1,200,000        $17,800,137           $19,000,137

Holcomb Business Park
Roswell, GA                   7,758,197        1,240,000         17,826,192            19,066,192

Westland Crossing
Westland, MI                      -            1,023,904          9,215,139            10,239,043

Laurel Lakes Centre
Laurel, MD                        -            7,800,000         46,080,265            53,880,265

                            $12,422,822      $11,263,904       $ 90,921,733          $102,185,637




                           DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                                      SCHEDULE III (CONTINUED)
                                                                             Life on which
                                                                            Depreciation in
                                                                            Latest Income
                          Accumulated         Date of        Date              Statement
Description             Depreciation(C)    Construction     Acquired        is Computed
Glenhardie III & IV
Valley Forge, PA         $7,116,207          1984-1985      June 1986       up to 40 years

Holcomb Business Park
Roswell, GA               6,638,110             1984        December 1986  up to 40 years

Westland Crossing
Westland, MI                376,258             1986        December 1986  up to 40 years

Laurel Lakes Centre
Laurel, MD               11,096,165             1987        June 1987       up to 40 years

                        $25,226,740


Notes:

(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purposes.

(B)  Reconciliation of real estate owned
        at October 31:                                1996           1995           1994

    Balance at beginning of period              $103,328,571   $161,364,133    $159,543,611

     Additions (deletions) during period:
      Purchases                                        -             -               -
      Improvements                                 1,040,895      1,021,987       2,125,685
      Write-offs due to lease expirations                          (274,334)       (305,163)
      Reclass (to) from real estate
        held for sale                             10,239,043    (58,783,215)         -
      Loss on impairment of Real Estate          (12,422,872)        -               -
     Balance at end of period                   $102,185,637   $103,328,571    $161,364,133

(C)  Reconciliation of accumulated depreciation:
     Balance at beginning of period             $ 22,180,045   $ 30,244,746    $ 26,170,957
      Depreciation expense                         3,046,695      4,565,589       4,378,952
      Write-offs due to lease expirations              -           (274,334)       (305,163)
      Reclass to real estate held for sale             -        (12,355,956)           -
      Balance end of period                     $ 25,226,740   $ 22,180,045    $ 30,244,746

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
    Managing General Partner


By:/s/E. Davisson Hardman, Jr.                    Date:  January 29, 1997
    E. Davisson Hardman, Jr.
    President

By: /s/Lawrence Volpe                             Date:  January 29, 1997
    Lawrence Volpe
    Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William B. Smith                               Date:  January 29, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                       Date:  January 29, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                 Date:  January 29, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                               Date:  January 29, 1997
Ronald T. Carman
Director
          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                             Year Ended October 31, 1996

                                    Exhibit Index



  Exhibit
    No.

    27               Financial Data Schedule



































                                         E1