Form 10-Q
period 1997-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1997-03-14
CIK 784161

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended January 31, 1997

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

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                CONSOLIDATED BALANCE SHEETS

                                                     January 31,       October 31,
                                                         1997             1996
                                   ASSETS
Cash and cash equivalents                           $ 20,911,649      $  2,380,612

Real estate, at cost:
       Land                                           11,263,904        11,263,904
       Buildings and improvements                     91,130,562        90,921,733
                                                     102,394,466       102,185,637
       Accumulated depreciation                       25,978,694        25,226,740
                                                      76,415,772        76,958,897

Investments in joint ventures                         24,768,959        41,727,417

Deferred leasing commissions, net                        873,499           938,381

Other assets                                           1,906,876         2,773,195

                                                    $124,876,755      $124,778,502



                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities            $    689,015       $   615,102

Security deposits                                        152,860           155,356
                                                         841,875           770,458

Partners' capital (deficiency):
       General partners                               (8,032,685)       (7,942,412)
       Limited partners ($500 per Unit, 534,020 Units issued)132,067,565131,950,456

         Total partners' capital                     124,034,880       124,008,044

                                                    $124,876,755      $124,778,502











               See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three months ended January 31, 1997 and 1996


                                        1997         1996
Revenues:
Rental                              $  2,844,876 $  3,442,483
Equity in earnings of joint ventures   1,831,022      892,057
Interest                                 100,051      333,331
Other                                     29,551       36,273
                                       4,805,500    4,704,144


Expenses:
Property operating                       787,434    1,284,059
Depreciation                             751,954      841,008
Amortization                              67,482       59,598
General and administrative               294,019      257,640
Loss on impairment of real estate           -      12,422,872
                                       1,900,889   14,865,177

Net income (loss)                   $  2,904,611 $(10,161,033)

Net income (loss) allocated to:
Limited partners                    $  2,707,106 $ (9,144,930)
General partners                         197,505   (1,016,103)

                                    $  2,904,611 $(10,161,033)

Net income (loss) per Unit of limited
partnership interest                       $5.07      $(17.12)


















    See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Three months ended January 31, 1997





                                 Limited       General
                                 Partners      Partners      Total
Partners' capital (deficiency)
at November 1, 1996            $131,950,456  $(7,942,412) $124,008,044

Net income                        2,707,106      197,505     2,904,611

Cash distributions               (2,589,997)    (287,778)   (2,877,775)

Partners' capital (deficiency)
at January 31, 1997            $132,067,565  $(8,032,685) $124,034,880





























    See accompanying notes to consolidated financial statements.
/TABLE

                  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended January 31, 1997 and 1996

                                                             1997           1996
Cash flows from operating activities:
  Net income (loss)                                      $  2,904,611   $(10,161,033)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                             751,954        841,008
     Amortization                                              67,482         59,598
     Equity in earnings of joint ventures                  (1,831,022)      (892,057)
     Loss on impairment of real estate                          -         12,422,872
     (Increase) decrease in operating assets:
      Deferred expenses                                        (2,600)       (81,132)
      Other assets                                            866,319        843,678
     Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                 73,913        110,736
      Security deposits                                        (2,496)        27,165

        Net cash provided by operating activities           2,828,161      3,170,835


Cash flows from investing activities:
  Proceeds from disposition of real estate held for sale        -         35,256,585
  Additions to real estate                                   (208,829)       (73,679)
  Investment in joint ventures                               (294,181)      (129,597)
  Distributions from joint ventures                        19,083,661      1,455,046

        Net cash provided by investing activities          18,580,651     36,508,355


Cash flows from financing activities:
  Cash distributions                                       (2,877,775)    (3,523,049)

Increase in cash and cash equivalents                      18,531,037     36,156,141

Cash and cash equivalents at beginning of period            2,380,612      4,687,564

Cash and cash equivalents at end of period               $ 20,911,649   $ 40,843,705


Supplemental disclosure of non-cash held for sale:

  Reclassification of real estate held for sale:
   Increase to real estate, at cost
     Land                                                $      -       $  1,023,904
     Buildings and improvements                                 -          9,215,139

   Decrease to real estate held for sale                 $      -       $ 10,239,043



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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate

Pursuant to an agreement dated as of November 19, 1996 Technology Park Associates (which is owned 35% by the Partnership and 65% by Dean Witter Realty Income Partnership IV, L.P., an affiliated public partnership), and DW Technology Park II Associates, L.P. (which is owned by affiliates of the General Partner) agreed to sell the Technology Park Reston office park (the "Property) to Sprint Communications Company L.P, which was the sole tenant at the Property.




                Notes to Consolidated Financial Statements

The closing of the sale took place on December 31, 1996 for a negotiated sales price of $76.3 million. $51,483,000 of the sales price was allocated to Technology Park Associates and $24,817,000 was allocated to DW/Technology Park II Associates, L.P., based on the relative square footage of the buildings each owned at the Property. The purchase price was received in cash at closing. The Partnership received approximately $17.7 million of such cash, representing its 35% share of the cash received by Technology Park Associates, net of closing costs. The Partnership's share ($930,000) of Technology Park Associates' gain on the sale is included in equity in earnings of joint ventures. The Partnership made a distribution of net proceeds from the sale to Limited Partners in February 1997 (See Note 4).

In connection with a new lease at Westland Crossing, the Partnership committed to demolish approximately 20,000 square feet of existing tenant space and to construct an additional 7,000 square feet of new space for a PetsMart store at a cost of approximately $1.7 million. Construction is expected to begin during the second quarter of fiscal 1977 and be complete by the first quarter of fiscal 1998.
The Partnership anticipates funding the construction costs from cash reserves.

3.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for five properties (eight properties in 1996) as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $91,000 and $103,000 for the three months ended January 31, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1997 and 1996, the Partnership incurred approximately $161,000 and $180,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of January 31, 1997, the affiliates were owed a total of approximately $54,200 for these services.





                Notes to Consolidated Financial Statements

4.   Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts.

The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.   Subsequent Distributions

On February 27, 1997, the Partnership paid the first quarter cash distribution of approximately $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774, with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners. On February 28, 1997 the Partnership distributed $16,848,016 of the net proceeds from the sale of the Technology Park Reston office park ($31.55 per Unit). The distribution was paid 100% to Limited Partners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership purchased, directly or through a partnership interest six office properties and five retail properties. Through January 31, 1997, one office and three retail properties have been sold. The Partnership's acquisition program has been completed. No additional investments are planned.

Real estate markets continue to stabilize due to decreased new office construction and continued strong leasing efforts, causing a reduction in oversupply in many office markets. Certain areas have experienced rising rents as growth in the financial services, high technology, health care and communications industries creates demand for office space. The northeastern and southeastern sections of the country continue to improve. The retail sector is still experiencing uncertainty, with large retailers with preferred locations continuing to outperform smaller retailers unable to compete on pricing. This has resulted in decreased demand for new and existing retail space and higher overall vacancies.

On December 31, 1996, Technology Park Associates, (which is owned 35% by the Partnership) sold the Technology Park Reston office park. (See Note 2 to the consolidated financial statements). The Partnership's share of the net sales proceeds was approximately $17.7 million of which approximately $16.9 million ($31.55 per Unit) was distributed to the Limited Partners in February 1997 representing a return of invested capital; the remaining $.8 million of proceeds was added to Partnership cash reserves. The Partnership's share of net income included in equity in earnings of joint ventures in the first quarter of 1997 was approximately $1,221,000 (including gain on the sale of the property of approximately $930,000). Cash flow from operations included in distributions for the first quarter of 1997 was approximately $273,000.

As a result of the sale of the Partnership's properties, the quarterly distribution rate will be adjusted to $4.36 per Unit, representing an annual return of approximately 4.75% on the gross offering proceeds attributable to the Partnership's remaining investments beginning with the May 1997 distribution.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the three months ended January 31, 1997, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that they will continue to do so in fiscal 1997.

In addition, the Partnership's liquidity will be affected by the sale of other properties. The Managing General Partner currently plans to market for sale the Partnership's office properties and the two remaining shopping centers in 1997 and 1998, with the objective of completing sales of all the Partnership office properties by the end of fiscal 1998. There is no assurance the Partnership will be able to achieve these objectives. As the Partnership has fewer income-producing investments, Partnership cash from operations will decline, as will Partnership distributions. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions. Accordingly, the Partnership plans to distribute a portion of its cash reserves in 1997, as it did in 1996.

During the three months ended January 31, 1997, the Partnership's cash flow from operations and distributions received from its joint ventures exceeded distributions to investors, capital expenditures, leasing commissions and contributions to its joint ventures.

During the three months ended January 31, 1997, the Partnership incurred approximately $212,000 of tenant improvements and leasing commissions; no individual property accounted for a material amount. The Partnership contributed approximately $294,200, its share of capital expenditures, primarily to the Chesterbrook joint venture.

As of January 31, 1997, the Partnership has commitments to fund approximately $142,800 of tenant improvements and leasing commissions, primarily relating to the Holcomb Woods property, and to contribute approximately $330,000, for its share of capital expenditures and leasing commissions at the Chesterbrook ($200,000) and Taxter ($130,000) joint ventures.

In connection with a new lease, the Partnership committed to demolish approximately 20,000 square feet of existing tenant space and to construct an additional 7,000 square feet of new space for a PetsMart store at a cost of approximately $1.7 million.
Construction is expected to begin during the second quarter of fiscal 1977 and be complete by the first quarter of fiscal 1998.
The Partnership anticipates funding the construction costs from cash reserves.

The Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre shopping center. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at the property is not re-leased, the Partnership's cash flow will be reduced.

During the remainder of 1997, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to its investors (other than distributions of net proceeds from property sales); the Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves in 1997. The Managing General Partner believes cash reserves will be sufficient for the Partnership's future needs.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may materially impact liquidity.

Other assets decreased during the three months ended January 31, 1997 primarily due to the amortization of prepaid real estate taxes (approximately $200,000) and collection of accrued passthrough income (approximately $450,000), both of which relate to Laurel Lakes Centre.

On February 27, 1997, the Partnership paid the first quarter distribution of $4.85 per Unit to the Limited Partners. The total cash distribution amounted to $2,877,774 with $2,589,997 distributed to the Limited Partners and $287,777 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three month period ended January 31, 1997 compared to 1996 were primarily attributable to the following:

Rental revenues decreased primarily due to the absence of rents of approximately $485,000 from the three shopping centers sold (the "Shopping Centers Sold") in December 1995. Rental revenues also decreased at Laurel Lake Centre by approximately $230,000 primarily due to a decrease in tenant passthrough income and lower occupancy. Westland Crossing rental revenues also decreased by approximately $123,000 primarily due to reduced occupancy. These decreases were partially offset by higher rental income due to increases in occupancy at the Glenhardie and Holcomb Woods properties.

Equity in earnings of joint ventures increased due to the Partnership's share of the gain on the sale of the Tech Park Reston Office Park.

Interest income decreased during the three months ended January 31, 1997 due to the absence in 1997 of interest earned on the proceeds from the Shopping Centers Sold, offset by interest earned in 1997 on the proceeds from the sale of Technology Park Reston office park.

Property operating expenses decreased primarily due to the absence of approximately $207,000 of operating expenses from the Shopping
Centers Sold, and approximately $122,000 of decreased building service expenses at Laurel Lakes Centre.

Depreciation decreased in 1997 primarily due to the writedown of the Glenhardie and Holcomb Wood properties in January 1996.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The office market in suburban Atlanta, the location of the Business Park at Holcomb Woods, continues to improve with a current vacancy rate of approximately 3%. The Managing General Partner expects rental rates to increase moderately in 1997 as the economic expansion and continued corporate growth has resulted in increased office occupancies. Several office projects are in the planning stage of development or under construction in the market; the Partnership expects that these projects will have minimal effect on the Holcomb Woods property. Occupancy at the property is currently 97%. No significant leases expire until fiscal 1999.

Market conditions in Valley Forge, Pennsylvania, where the Chesterbrook Corporate Center is located have improved. The vacancy rate has decreased from approximately 16% to 12%. During the first quarter of 1997, average occupancy at the property was approximately 98%. No leases for significant amounts of space expire before 1999.

Glenhardie Corporate Center III and IV is also located in Valley
Forge, Pennsylvania. During the first quarter of 1997 average occupancy at the property was 99%. No leases for significant amounts of space expire before 1999.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park is currently 24%, and the vacancy level in the west Westchester market in which the building is located is 15%. It is unlikely that the vacant space will be absorbed in the market for several years. However, during the first quarter of 1997, average occupancy at the property remained at 99%. Leases aggregating approximately 14% of the property's space expire in 1998.

Tech Park Reston, located in the Reston market in Virginia, was 100% leased to Sprint Communications. The property was sold on December 31, 1996. See Note 2 to the consolidated financial statements.

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C. where retail centers continue to experience lower net rental rates. The market vacancy rate is currently approximately 16%. Many retailers in this market continue to experience financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates. During the quarter ended January 31, 1997, occupancy at the property decreased slightly to approximately 80%. The Partnership is considering the consolidation of portions of the vacant small shop space at the center. The Partnership is also attempting to market approximately 50,000 square feet of space as "big box" space. Although conversion into "big box" type space would require additional investment by the Partnership, the Partnership believes that the potential for higher rental rates and increased occupancy levels would increase the property's cash flow as well as its overall value. No leases for significant amounts of space expire before 2005.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 20%. Nevertheless, a significant amount of new retail space is under construction in this market; however, the Partnership believes that it will not compete with the Property when complete. During the first quarter of 1997, occupancy at the property decreased to approximately 53%. As described above, a lease agreement was signed with Petsmart for approximately 27,000 square feet of space. Toys
R Us plans to renovate its space commencing in the second quarter 1997, which is expected to positively impact the center. The Partnership continues to look for opportunites to consolidate vacant small shop space to make room for larger tenants. No leases for significant amounts of space expire before 2006.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

       a)  Exhibits
           An exhibit index has been filed as part of this Report on Page E1.

       b)  Reports on Form 8-K - Report dated December 31,
           1996 reporting the sale of the Tech Park Reston office park.

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


                                  Dean Witter Realty Income
                                    Partnership III, L.P.


                                  By: Dean Witter Realty Income
                                     Properties III Inc.
                                     Managing General Partner



Date:  March 14, 1997        By:  /s/E. Davisson Hardman, Jr.
                                  E. Davisson Hardman, Jr.
                                  President



Date:  March 14, 1997        By:  /s/Lawrence Volpe
                                  Lawrence Volpe
                                  Controller
                                  (Principal Financial and Accounting
                                   Officer)

                            Dean Witter Realty Income Partnership III, L.P.

                                    Quarter Ended January 31, 1997


                                             Exhibit Index





Exhibit
  No.                          Description

 27                     Financial Data Schedule






































                                                  E1