Form 10-Q
period 1997-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1997-06-13
CIK 784161

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended April 30, 1997

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





                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                          April 30,  October 31,
                                            1997        1996

                             ASSETS
Cash   and   cash  equivalents                  $   3,111,227   $
2,380,612

Real estate:
       Land                                            11,263,904
11,263,904
    Buildings    and   improvements                    91,225,076
90,921,733
                                                      102,488,980
102,185,637
     Accumulated    depreciation                       26,740,981
25,226,740
                                                       75,747,999
76,958,897

Investments    in    joint   ventures                  24,716,208
41,727,417

Deferred    leasing   commissions,    net                 919,295
938,381

Other       assets                                      1,827,972
2,773,195
                                                     $106,322,701
$124,778,502

                LIABILITIES AND PARTNERS' CAPITAL

Accounts   payable  and  accrued  liabilities   $     554,393   $
615,102

Security      deposits                                    150,546
155,356

                                                          704,939
770,458

Partners' capital (deficiency):
     General    partners                              (8,189,594)
(7,942,412)
 Limited partners ($500 per Unit,
     534,020    Units   issued)                       113,807,356
131,950,456

      Total    partners'   capital                    105,617,762
124,008,044
                                                     $106,322,701
$124,778,502

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and six months ended April 30, 1997 and 1996

                            Three months ended            Six
months ended
                                 April 30,          April 30,
                             1997     1996       1997     1996
Revenues:
 Rental                             $2,666,219         $2,699,151
$5,511,095                 $ 6,141,634
 Equity in earnings of joint ventures            577,905
821,610                     2,408,927           1,713,667
 Interest                      96,400            274,562
196,451                        607,893
 Other                                  11,386             38,827
40,937                          75,100

                            3,351,910          3,834,150
8,157,410                    8,538,294

Expenses:
 Property operating           953,826          1,091,414
1,741,260                    2,375,473
 Depreciation                 779,205            721,689
1,531,159                    1,562,697
 Amortization                  87,679             74,536
155,161                        134,134
 General and administrative            222,529            246,584
516,548                        504,224
 Loss on impairment of real estate        -         -        -
12,422,872

                            2,043,239          2,134,223
3,944,128                   16,999,400

Net income (loss)          $1,308,671         $1,699,927
$4,213,282                 $(8,461,106)

Net income (loss) allocated to:
 Limited partners          $1,177,804         $1,529,934
$3,884,910                 $(7,614,995)
 General partners             130,867            169,993
328,372                       (846,111)
                           $1,308,671         $1,699,927
$4,213,282                 $(8,461,106)

Net income (loss) per Unit of
 limited partnership interest            $2.21              $2.86
$7.28     $(14.26)







  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1997



                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency)
 at November 1, 1996           $131,950,456
$(7,942,412)                   $124,008,044

Net income                        3,884,910
328,372                           4,213,282

Cash distributions              (22,028,010)
(575,554)                       (22,603,564)

Partners' capital (deficiency)
 at April 30, 1997             $113,807,356
$(8,189,594)                   $105,617,762
























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1997 and 1996
                                               1997         1996
Cash flows from operating activities:
Net   income   (loss)                          $    4,213,282   $
(8,461,106)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
         Depreciation                                   1,531,159
1,562,697
         Amortization                                     155,161
134,134
     Equity   in   earnings  of  joint  ventures      (2,408,927)
(1,713,667)
      Loss   on   impairment   of   real   estate               -
12,422,872
   (Increase) decrease in operating assets:
          Deferred    expenses                          (136,074)
(175,145)
          Other     assets                                945,223
975,022
   Increase (decrease) in operating liabilities:
          Accounts     payable     and    accrued     liabilities
(60,709)                                        26,725
          Security    deposits                            (4,810)
27,043


           Net    cash    provided   by   operating    activities
4,234,305                                    4,798,575

Cash flows from investing activities:
   Additions   to   real   estate                       (320,262)
(247,536)
   Investments   in   joint   ventures                  (362,575)
(348,737)
    Distributions   from   joint   ventures            19,782,711
2,660,750
   Proceeds  from  disposition  of  real  estate  held  for  sale
-    35,256,585

           Net    cash    provided   by   investing    activities
19,099,874                                  37,321,062

Cash flows from financing activities:
     Cash    distributions                           (22,603,564)
(42,505,026)

Increase    (decrease)    in   cash    and    cash    equivalents
730,615     (385,389)

Cash    and    cash   equivalents   at   beginning   of    period
2,380,612                                    4,687,564

Cash  and  cash  equivalents  at  end  of  period               $
3,111,227                                 $  4,302,175

                           (Continued)
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1997 and 1996

                           (Continued)
                                               1997         1996
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

2. Real Estate

On December 31, 1996, Technology Park Associates (which
is  owned 35% by the Partnership and 65% by Dean Witter
Realty  Income  Partnership  IV,  L.P.,  an  affiliated
public   partnership),  and  DW  Technology   Park   II
Associates,   L.P.  (which  is  owned   by   affiliates
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

of the General Partner) sold the Technology Park Reston
office  park  (the "Property") to Sprint Communications
Company  L.P., the sole tenant at the Property,  for  a
negotiated  sales price of $76.3 million.   $51,483,000
of  the  sales  price was allocated to Technology  Park
Associates    and   $24,817,000   was   allocated    to
DW/Technology Park II Associates, L.P.,  based  on  the
relative square footage of the buildings each owned  at
the  Property.  The purchase price was received in cash
at  closing.   The  Partnership received  approximately
$17.7  million of such cash, representing its 35% share
of the cash received by Technology Park Associates, net
of  closing  costs.  The Partnership's share ($930,000)
of  Technology  Park Associates' gain on  the  sale  is
included in equity in earnings of joint ventures.   The
Partnership made a distribution of net proceeds from the sale ($31.55 per Unit) to Limited Partners in February 1997 representing a return of capital.

In  connection  with a new lease at Westland  Crossing,
the  Partnership  committed to  demolish  approximately
20,000  square  feet of existing tenant  space  and  to
construct an additional 7,000 square feet of new  space
for  a  PetsMart store at a cost of approximately  $1.7
million.  Construction is expected to begin during  the
third  quarter  of fiscal 1997 and be complete  by  the
first   quarter   of  fiscal  1998.   The   Partnership
anticipates funding the construction costs from cash reserves and proceeds from future property sales.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property management services for five properties (eight
properties  in 1996) as well as for five  buildings  at
the  Chesterbrook  Corporate Center.   The  Partnership
incurred management fees of approximately $125,000  and
$168,000  for the six months ended April 30,  1997  and
1996,  respectively.   These amounts  are  included  in
property operating expenses.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

Another  affiliate  of  the  Managing  General  partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the six months ended April  30,  1997
and   1996,   the  Partnership  incurred  approximately
$319,000   and   $335,000,  respectively,   for   these
services.   These amounts are included in  general  and
administrative expenses.

As of April 30, 1997, the affiliates were owed a total of approximately $59,500 for these services.

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

5. Subsequent Distributions

On  May  28,  1997,  the Partnership  paid  the  second
quarter  cash distribution of approximately  $4.35  per
Unit   to   the  Limited  Partners.   The  total   cash
distribution  amounted to $2,581,097,  with  $2,322,987
distributed to the Limited Partners and $258,110 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased,  directly  or  through   a
partnership  interest six office  properties  and  five
retail  properties.  Through April 30, 1997, one office
and  three  retail  properties  have  been  sold.   The
Partnership's  acquisition program has been  completed.
No additional investments are planned.

The economic expansion continues and has provided for a
rebound in the commercial property markets.  Employment
growth  has  pushed  up demand for office  space.   The
steady  demand  and the limited amount  of  speculative
office  construction has resulted in falling vacancies,
rising  rents  and increasing property values  in  many
markets.  The northeastern and southeastern sections of
the country continue to improve.  The retail sector  is
still  experiencing uncertainty, with  large  retailers
with   preferred  locations  continuing  to  outperform
smaller  retailers unable to compete on pricing.   This
has continued to result in decreased demand for new and existing retail space and higher overall vacancies.

The  closing of the sale of the Technology Park  Reston
office  park occurred on December 31, 1996 (see Note  2
to  the consolidated financial statements).  During the
three- and six-month periods ended April 30, 1997,  the
Partnership's  aggregate  cash  flow  from   operations
decreased  compared to 1996 by $136,500  and  $546,000,
respectively, as a result of the sale of the  property.
The  Partnership's operating cash flow from this  joint
venture  was  approximately  $1,600,000  in  1996   and
$273,000 during the three- and six-month periods  ended
April 30, 1997.

As   a   result   of  the  sale  of  the  Partnership's
properties,   the  quarterly  distribution   rate   was
adjusted  to  $4.35  per Unit, representing  an  annual
return  of  approximately 4.75% on the  gross  offering
proceeds  attributable  to the Partnership's  remaining
investments, beginning with the May 1997 distribution.
The Partnership's liquidity depends upon cash flow from
operations  of  its  properties  and  expenditures  for
building  improvements  and  tenant  improvements   and
leasing  commissions in connection with the leasing  of
space.   During the three- and six-month periods  ended
April 30, 1997, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that they will continue to do so in fiscal 1997.

In  addition, the Partnership's liquidity has been  and
will  continue  to  be affected by the  sale  of  other
properties.   The  Managing General  Partner  currently
plans  to  market  for  sale the  Partnership's  office
properties  and the two remaining shopping  centers  in
1997  and 1998, with the objective of completing  sales
of  all the Partnership office properties by the end of
1998.   There is no assurance the Partnership  will  be
able to achieve these objectives. As the Partnership has fewer income-producing investments, Partnership cash from operations will decline, as will Partnership distributions. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

During  the  six  months  ended  April  30,  1997,  the
Partnership's    cash   flow   from   operations    and
distributions received from its joint ventures exceeded
distributions   to  investors,  capital   expenditures,
leasing commissions and contributions to its joint ventures.

During  the  six  months  ended  April  30,  1997,  the
Partnership incurred approximately $456,000  of  tenant
improvements and leasing commissions at the  Glenhardie
($139,000)  and  Holcomb  Woods ($317,000)  properties.
The Partnership contributed approximately $362,500, its
share   of  capital  expenditures,  primarily  to   the
Chesterbrook joint venture.

As of April 30, 1997, the Partnership has commitments to fund approximately $400,000 of tenant improvements and leasing commissions, related to the Holcomb Woods
($120,000) and Glenhardie ($280,000) properties, and to contribute approximately $350,000 for its share of capital expenditures and leasing commissions at the Chesterbrook ($200,000) and Taxter ($150,000) joint ventures.

In  connection  with a new lease at Westland  Crossing,
the  Partnership  committed to  demolish  approximately
20,000  square  feet of existing tenant  space  and  to
construct an additional 7,000 square feet of new  space
for  a  PetsMart store at a cost of approximately  $1.7
million.  Construction is expected to begin during  the
third  quarter  of fiscal 1997 and be complete  by  the
first   quarter   of  fiscal  1998.   The   Partnership
anticipates funding the construction costs from cash reserves and proceeds from future property sales.

The Partnership may incur material capital expenditures
to  lease  vacant  space  at the  Laurel  Lakes  Centre
shopping  center.  The amount of such  expenditures  is
uncertain at this time.  To the extent that the  vacant
space   at   the   property  is  not   re-leased,   the
Partnership's cash flow will be reduced.

During  the remainder of 1997, the Partnership  expects
that  its  cash  flow from operations and distributions
received   from   its   joint  ventures   will   exceed
distributions    to   its   investors    (other    than
distributions of net proceeds from property sales). As discussed above, the Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves and proceeds from future property sales in 1997.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may materially impact liquidity.

Investments in joint ventures decreased during the  six
months  ended  April  30, 1997, primarily  due  to  the
distribution  of the net proceeds (approximately  $16.8
million) from the sale of the Technology Park Reston office park.

Other  assets  decreased during the  six  months  ended
April 30, 1997, primarily due to the amortization of prepaid real estate taxes (approximately $400,000) and collection of accrued passthrough income (approximately
$270,000), both of which relate to Laurel Lakes Centre.

On  May  28,  1997,  the Partnership  paid  the  second
quarter  distribution of $4.35 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$2,581,097  with $2,322,987 distributed to the  Limited
Partners and $258,110 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended April 30,  1997
compared to 1996 were primarily attributable to the following:

Rental  revenues decreased during the six months  ended
April 30, 1997 primarily due to the absence of rents of
approximately $440,000 from the three shopping  centers
sold  (the  "Shopping Centers Sold") in December  1995.
Rental revenues also decreased at Laurel Lake Centre by
approximately $336,000 primarily due to a  decrease  in
tenant  passthrough income and lower occupancy, and  at
Westland  Crossing by approximately $218,000  primarily
due   to  reduced  occupancy.   These  decreases   were
partially offset by higher rental income due to the increases in occupancy at the Glenhardie and Holcomb
Woods properties. No individual factor accounted for a significant change in rental revenues for the three months ended April 30, 1997 and 1996.

The decrease/increase in equity in earnings of joint ventures during the three and six month periods, respectively, was primarily due to the sale of the Technology Park Reston office park.

Interest income decreased due to the absence in 1997 of interest earned on the proceeds from the Shopping
Centers Sold, offset by interest earned in 1997 on the proceeds from the sale of the Technology Park Reston office park.

Property operating expenses decreased primarily due  to
the  absence  of  approximately $207,000  of  operating
expenses  from the Shopping Centers Sold, and decreased
building  service expenses and other operating expenses
of  approximately $184,000 at Laurel Lakes Centre.   No
individual factor accounted for a significant change in property operating expenses for the three months ended
April 30, 1997 and 1996.

In  the  first quarter of fiscal 1996, the  Partnership
recorded  losses  on impairment of the  Glenhardie  and
Holcomb  Woods properties totaling approximately  $12.4
million.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The office market in suburban Atlanta, the location  of
the  Business  Park  at  Holcomb  Woods,  continues  to
improve  with  a current vacancy rate of  approximately
3%.   The Managing General Partner expects rental rates
to   increase  moderately  in  1997  as  the   economic
expansion  and continued corporate growth has  resulted
in   increased  office  occupancies.   Several   office
projects are in the planning stage of development or under construction in the market; the Partnership expects that these projects will have minimal effect on the Holcomb Woods property. Occupancy at the property remained at approximately 97%. No significant leases expire until fiscal 1999.

Market  conditions  in Valley Forge, Pennsylvania,  the
location of the Chesterbrook Corporate Center, continue
to  improve.   The  market  vacancy  rate  remained  at
approximately 12%. During the second quarter of 1997, occupancy at the property remained at approximately
99%. No leases for significant amounts of space expire before 1999.

Glenhardie Corporate Center III and IV is also  located
in  Valley  Forge,  Pennsylvania.   During  the  second
quarter of 1997 occupancy at the property decreased from approximately 99% to approximately 87% as a result of Allstate Insurance Co. vacating approximately 17,000 square feet of space and relocating to another office building in the complex not owned by the Partnership.
No leases for significant amounts of space expire before 1999.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York remained at approximately
24%,  and the west Westchester market, the location  of
Taxter  Corporate  Park,  remained  approximately   15%
vacant.   It is unlikely that the vacant space will  be
absorbed in the market for several years. During the first quarter of 1997, occupancy at the property remained at 99%. No leases for a significant amount of space expire before 2001.

Laurel Lakes Centre is located in a suburb of Baltimore
and Washington, D.C., where retail centers continue  to
experience lower net rental rates.  The market  vacancy
rate remained at approximately 16%.  Many retailers  in
this    market   continue   to   experience   financial
difficulties.  However, the property's design, location
and  tenant  mix has enabled it to maintain  relatively
stable  rental rates.  During the quarter  ended  April
30,  1997,  occupancy  at  the  property  remained   at
approximately   80%.    The   Partnership   plans    to
consolidate portions of the vacant small shop space  at
the  center.   The  Partnership is also  attempting  to
market  approximately 50,000 square feet  of  space  as
"big  box"  space.  Although conversion into "big  box"
type  space would require additional investment by  the
Partnership,   the   Partnership  believes   that   the
potential   for  higher  rental  rates  and   increased
occupancy  levels  would increase the  property's  cash
flow  as  well  as its overall value.   No  leases  for
significant amounts of space expire before 2005.

Westland Crossing is situated outside downtown  Detroit
and  is  in an overbuilt market with a current  vacancy
rate of approximately 20%.  A significant amount of new
retail  space  is  under construction in  this  market;
however,  the  Partnership believes that  it  will  not
compete  with the property when complete.   During  the
second  quarter  of  1997, occupancy  at  the  property
remained  at approximately 53%.  As described above,  a
lease   agreement   was  signed   with   PetsMart   for
approximately 27,000 square feet of space. Toys R Us, an anchor tenant, has begun to renovate its space, which is expected to positively impact the center when completed during the first quarter of fiscal 1998. The
Partnership continues to look for opportunities to consolidate vacant small shop space to make room for larger tenants. No leases for significant amounts of space expire before 2006.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


PART II - OTHER INFORMATION

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits -
           An exhibit index has been filed as part of this
           Report on Page E1.

       (b) Reports on Form 8-K
           -   Report dated December 31, 1996
reporting the sale of the Tech Park Reston office park.

           -   Report dated April 7, 1997 reporting the
Valuation per Unit of Limited Partnership
interest at    October 31, 1996.




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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date:  June 13, 1997     By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President

Date:  June 13, 1997     By:  /s/Lawrence Volpe
                            Lawrence Volpe
                            Controller
                            (Principal Financial and
Accounting Officer)
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

             Quarter Ended April 30, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1