Form 10-Q
period 1997-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1997-09-12
CIK 784161

6




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________.

                Commission File Number:  0-18146


         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
 (Exact name of registrant as specified in governing instrument)


               Delaware                        13-3293754
        (State    of   organization)              (IRS   Employer
Identification No.)

     2 World Trade Center, New York, NY             10048
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

                             Page 1

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED BALANCE SHEETS
                                            July 31, October 31,
                                              1997       1996
                             ASSETS

Cash and cash equivalents                  $  3,181,096 $
2,380,612

Real estate:
 Land                                                  11,263,904
11,263,904
 Buildings and improvements                  90,882,440
90,921,733
                                            102,146,344
102,185,637
 Accumulated depreciation                    27,149,123
25,226,740
                                             74,997,221
76,958,897

Investments in joint ventures                24,366,211
41,727,417

Deferred leasing commissions, net               841,542
938,381

Other assets                                  1,730,668
2,773,195

                                           $105,116,738
$124,778,502

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $     624,203    $
615,102

Security deposits                                153,695
155,356

                                                 777,898
770,458

Partners' capital (deficiency):
 General partners                             (8,317,487)
(7,942,412)
 Limited partners ($500 per Unit, 534,020 Units issued)
112,656,327                                 131,950,456

  Total partners' capital                    104,338,840
124,008,044

                                            $105,116,738
$124,778,502
   See accompanying notes to consolidated financial statements

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and nine months ended July 31, 1997 and 1996

                             Three months ended             Nine
months ended
                                   July 31,            July 31,
                              1997     1996      1997      1996
Revenues:
 Rental                    $2,644,590        $2,760,079     $
8,155,685                  $ 8,901,713
 Equity in earnings of joint ventures           638,392
894,363                      3,047,319         2,608,030
 Interest                      27,409            31,243
223,860                        639,136
 Other                         25,481            37,237
66,418                         112,337

                            3,335,872         3,722,922
11,493,282                  12,261,216

Expenses:
 Property operating           852,367         1,086,496
2,593,627                    3,461,969
 Depreciation                 857,060           751,319
2,388,219                    2,314,016
 Amortization                  82,410            71,788
237,571                        205,922
 General and administrative            241,860            222,637
758,408                        726,861
 Loss on impairment of real estate        -       -          -
12,422,872

                            2,033,697         2,132,240
5,977,825                   19,131,640

Net income (loss)          $1,302,175        $1,590,682     $
5,515,457                  $(6,870,424)

Net income (loss) allocated to:
 Limited partners          $1,171,957        $1,431,614     $
5,056,867                  $(6,183,382)
 General partners             130,218           159,068
458,590                       (687,042)
                           $1,302,175        $1,590,682     $
5,515,457                  $(6,870,424)

Net income (loss) per Unit of
 limited partnership interest       $     2.19         $     2.68
$      9.47                $    (11.58)








  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1996               $131,950,456
$(7,942,412)                       $124,008,044

Net income                            5,056,867
458,590                               5,515,457

Cash distributions                  (24,350,996)
(833,665)                           (25,184,661)

Partners' capital (deficiency)
 at July 31, 1997                  $112,656,327
$(8,317,487)                       $104,338,840




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1997 and 1996
                                                1997       1996
Cash flows from operating activities:
 Net income (loss)                           $  5,515,457   $
(6,870,424)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                               2,388,219
2,314,016
     Amortization                                 237,571
205,922
     Equity in earnings of joint ventures      (3,047,319)
(2,608,030)
     Loss on impairment of real estate              -
12,422,872
     (Increase) decrease in operating assets:
      Deferred expenses                          (140,731)
(239,378)
      Other assets                              1,042,527
734,081
     Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities
9,101      392,017
      Security deposits                            (1,661)
10,431

       Net cash provided by operating activities
6,003,164                                       6,361,507

Cash flows from investing activities:
 Additions to real estate                        (426,544)
(758,761)
 Investments in joint ventures                   (524,264)
(567,845)
 Distributions from joint ventures             20,932,789
3,999,048
 Proceeds from disposition of real estate held for sale
-   35,256,585

       Net cash provided by investing activities
19,981,981                                     37,929,027

Cash flows from financing activities:
 Cash distributions                           (25,184,661)
(45,382,800)

Increase (decrease) in cash and cash equivalents
800,484                                        (1,092,266)

Cash and cash equivalents at beginning of period
2,380,612                                       4,687,564

Cash and cash equivalents at end of period   $  3,181,096   $
3,595,298

                           (Continued)

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1997 and 1996

                           (Continued)
                                                1997       1996
Supplemental disclosure of non-cash investing activities:
 Reclassification of real state held for sale:
  Increase to real estate:
   Land                                                     $
1,023,904
   Buildings and improvements
9,215,139

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

In   the   opinion  of  management,  the   accompanying
financial  statements,  which have  not  been  audited,
include all adjustments necessary to present fairly the
results for the interim period.  Except for the  losses
on  impairment  of  certain real estate  in  the  first
quarter of fiscal 1996 and the gain on the sale of  the
Tech  Park  Reston  property  included  in  equity   in
earnings of joint ventures in the first quarter of fiscal 1997, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

On December 31, 1996, Technology Park Associates (which
is  owned 35% by the Partnership and 65% by Dean Witter
Realty  Income  Partnership  IV,  L.P.,  an  affiliated
public   partnership),  and  DW  Technology   Park   II
Associates, L.P. (which is owned by affiliates  of  the
General Partner) sold the Technology Park Reston office
park  (the "Property") to Sprint Communications Company
L.P., the sole tenant at the Property, for a negotiated
sales price of $76.3 million.  $51,483,000 of the sales
price  was allocated to Technology Park Associates  and
$24,817,000  was  allocated to DW  Technology  Park  II
Associates, L.P., based on the relative square  footage
of  the  buildings  each owned at  the  Property.   The
purchase  price was received in cash at  closing.   The
Partnership  received approximately  $17.7  million  of
such  cash,  representing its 35%  share  of  the  cash
received by Technology Park Associates, net of  closing
costs.    The   Partnership's   share   ($930,000)   of
Technology  Park  Associates'  gain  on  the  sale   is
included in equity in earnings of joint ventures.   The
Partnership made a distribution of a portion of the net proceeds from the sale ($31.55 per Unit) to Limited
Partners in February 1997 representing a return of capital.

In  connection  with a new lease at Westland  Crossing,
the  Partnership  committed to  demolish  approximately
20,000  square  feet of existing tenant  space  and  to
construct an additional 7,000 square feet of new  space
for  a  PetsMart store at a cost of approximately  $1.7
million.   Construction is currently  underway  and  is
expected  to  be  completed during  fiscal  1998.   The
Partnership anticipates funding the construction costs from cash reserves and proceeds from future property sales.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property management services for five properties (eight
properties  in 1996) as well as for five  buildings  at
the  Chesterbrook  Corporate Center.   The  Partnership
incurred management fees of approximately $190,000 and $229,000 for the nine months ended July 31, 1997 and

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

1996,  respectively.   These amounts  are  included  in
property operating expenses.

Another  affiliate  of  the  Managing  General  partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the nine months ended July  31,  1997
and   1996,   the  Partnership  incurred  approximately
$476,000   and   $507,000,  respectively,   for   these
services.   These amounts are included in  general  and
administrative expenses.

As of July 31, 1997, the affiliates were owed a total of approximately $71,600 for these services.

4. Litigation

Various  public partnerships sponsored by  Dean  Witter
Realty Inc. (including the Partnership and its Managing
General  Partner)  are defendants  in  purported  class
actions  lawsuits pending in state and federal  courts.
The  complaints  allege a number of  claims,  including
breach  of fiduciary duty, fraud and misrepresentation,
and  seek  an  accounting of profits, compensatory  and
other   damages  in  an  unspecified  amount,  possible
liquidation  of  the  Partnership  under  a  receiver's
supervision and other equitable relief.  The defendants
are   vigorously  defending  these  actions.    It   is
impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5. Subsequent Distribution

On  August  27,  1997, the Partnership paid  the  third
quarter  cash distribution of approximately  $4.35  per
Unit   to   the  Limited  Partners.   The  total   cash
distribution  amounted to $2,581,097,  with  $2,322,987
distributed to the Limited Partners and $258,110 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased,  directly  or  through   a
partnership  interest six office  properties  and  five
retail  properties.  Through July 31, 1997, one  office
and  three  retail  properties  have  been  sold.   The
Partnership's  acquisition program has been  completed.
No additional investments are planned.

Most  property  types, except for  retail,  experienced
steady   demand,  declining  vacancies  and  increasing
rents.   Strong job growth, especially in the  business
services  and  technology  industries,  led  to  strong
performance  in  the  office  and  office/research  and
development  real  estate sector.   Vacancies  in  many
office markets are in the single digits and rents  have
risen   to   levels  that  support  new   construction.
Favorable   market  fundamentals  resulted   in   value
appreciation  as  investors bid for office  properties.
Business  Park  at Holcomb Woods, Glenhardie  Corporate
Center  III & IV and Chesterbrook Corporate Center  are
located  in  improved office markets.  The  Partnership
is, therefore, currently marketing the Business Park at
Holcomb Woods property for sale and plans to market the
Glenhardie and Chesterbrook properties for sale in  the
fourth   quarter  of  fiscal  1997.  The  Partnership's
remaining  office property, Taxter Corporate  Park,  is
located  in  Westchester, New York  where  the  vacancy
level  for office properties is approximately 19%.   As
this market continues to improve, the Partnership plans to market the Taxter property for sale during 1998.

Overbuilding and retailer failures continued to pose  a
challenge for many retail properties and there is still
an oversupply in many markets.  Rental rates for retail
space  were  stagnant in 1996 and are not  expected  to
rise  significantly  in  1997.   Many  retail  property
owners  are  investing additional  capital  to  improve
their  centers  in  order  to  differentiate  them  and
maintain a high occupancy level.  At Westland Crossing,
construction  of a 26,800 square foot anchor  store  is
proceeding      and     is     expected      to      be

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

completed during fiscal 1998. The Partnership is also considering various plans to re-develop Laurel Lakes
Centre.

The  closing of the sale of the Technology Park  Reston
office  park occurred on December 31, 1996 (see note  2
to  the consolidated financial statements).  During the
three- and nine-month periods ended July 31, 1997,  the
Partnership's  aggregate  cash  flow  from   operations
decreased  compared to 1996 by $409,500  and  $955,500,
respectively, as a result of the sale of the  property.
The  Partnership's operating cash flow from this  joint
venture  was  approximately  $1,600,000  in  1996   and
$273,000  during the three- and nine-months ended  July
31, 1997.

As   a   result   of  the  sale  of  the  Partnership's
properties,   the  quarterly  distribution   rate   was
adjusted to $4.35 per Unit, representing an annual return of approximately 4.75% on the gross offering proceeds attributable to the Partnership's remaining investments, beginning with the May 1997 distribution.

The Partnership's liquidity depends upon cash flow from
operations  of  its  properties  and  expenditures  for
building  improvements  and  tenant  improvements   and
leasing commissions in connection with the leasing of space. During the three- and nine-month periods ended
July 31, 1997, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that they will continue to do so in fiscal 1997.

In  addition, the Partnership's liquidity has been  and
will  continue  to  be affected by the  sale  of  other
properties.  As  the  Partnership  has  fewer   income-
producing investments, Partnership cash from operations
will  decline, as will Partnership distributions.   The
Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

During  the  nine  months  ended  July  31,  1997,  the
Partnership's    cash   flow   from   operations    and
distributions received from its joint ventures exceeded
distributions   to  investors,  capital   expenditures,
leasing commissions and contributions to its joint ventures.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

During  the  nine  months  ended  July  31,  1997,  the
Partnership incurred approximately $567,000  of  tenant
improvements and leasing commissions primarily  at  the
Glenhardie  ($198,000)  and  Holcomb  Woods  ($354,000)
properties.     The   Partnership   also   contributed,
primarily   to   the   Chesterbrook   joint    venture,
approximately  $524,000  for  its  share   of   capital
expenditures.

As of July 31, 1997, the Partnership has commitments to fund approximately $353,000 of tenant improvements and leasing commissions and to contribute approximately
$316,000 for its share of capital expenditures and leasing commissions primarily at the Chesterbrook joint ventures.

In  connection  with a new lease at Westland  Crossing,
the  Partnership  committed to  demolish  approximately
20,000  square  feet of existing tenant  space  and  to
construct an additional 7,000 square feet of new  space
for  a  PetsMart store at a cost of approximately  $1.7
million. Construction is proceeding and is expected to be completed during 1998. The Partnership anticipates funding the construction costs from cash reserves and proceeds from future property sales.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Investments in joint ventures decreased during the nine months ended July 31, 1997, primarily due to the distribution to the Partnership of a portion of the net proceeds (approximately $16.8 million) from the sale of the Technology Park Reston office park.

Other  assets  decreased during the nine  months  ended
July 31, 1997, primarily due to the amortization of prepaid real estate taxes (approximately $643,000) and collection of accrued passthrough income (approximately
$237,000),  both  of which primarily relate  to  Laurel
Lakes Centre.

On  August  27,  1997, the Partnership paid  the  third
quarter  distribution of $4.35 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$2,581,097  with $2,322,987 distributed to the  Limited
Partners and $258,110 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and nine-month periods ended July 31,  1997
compared to 1996 were primarily attributable to the following:

Rental revenues decreased during the three months ended
July  31,  1997 primarily due to a decrease  in  tenant
passthrough  income  and  decreased  occupancy  at  the
Laurel   Lakes  property.   Rental  revenues  decreased
during  the  nine months ended July 31, 1997  primarily
due  to  the absence of rents of approximately $440,000
from  the  three  shopping centers sold (the  "Shopping
Centers Sold") in December 1995.  Rental revenues  also
decreased  at  Laurel  Lakes  Centre  by  approximately
$446,000   primarily  due  to  a  decrease  in   tenant
passthrough income and lower occupancy, and at Westland
Crossing  by  approximately $228,000 primarily  due  to
reduced  occupancy.   These  decreases  were  partially
offset by higher rental income due to the increases  in
occupancy   at   the  Glenhardie  and   Holcomb   Woods
properties.

The change in equity in earnings of joint ventures during the three and nine month periods, respectively, was primarily due to the sale of the Technology Park
Reston office park in the first quarter of fiscal 1997.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Interest income decreased during the nine months  ended
July 31, 1997 due to the absence in 1997 of interest earned on the proceeds from the Shopping Centers Sold, offset by interest earned in 1997 on the proceeds from the sale of the Technology Park Reston office park.

Property operating expenses decreased during the  three
months ended July 31, 1997 primarily due to the absence
of  approximately $171,000 of operating  expenses  from
the   Shopping  Centers  Sold  and  decreased  building
service  expenses  and  other  operating  expenses   of
approximately $78,000 at Laurel Lakes Centre.

Property  operating expenses decreased during the  nine
months  ended July 31, 1997, also primarily due to  the
absence of approximately $382,000 of operating expenses
from  the Shopping Centers Sold, and decreased building
service  expenses  and  other  operating  expenses   of
approximately $261,000 at Laurel Lakes Centre.

In  the  first quarter of fiscal 1996, the  Partnership
recorded  losses  on impairment of the  Glenhardie  and
Holcomb  Woods properties totaling approximately  $12.4
million.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The office market in suburban Atlanta, the location of the Business Park at Holcomb Woods, continues to improve with a current vacancy rate of approximately
3%. Rental rates have increased moderately in 1997 as the Atlanta market's strong economic expansion and continued corporate growth has resulted in increased office occupancies. Several office projects are in the planning stage of development or under construction in the market; however, the Partnership expects that these projects will have minimal effect on the Holcomb Woods property. Occupancy at the property increased from 97% to 99% during the third quarter 1997. No significant leases expire until fiscal 1999. The Partnership is currently marketing the property for sale.

Current    market   conditions   in    Valley    Forge,
Pennsylvania,  where the Chesterbrook Corporate  Center
is  located, continue to improve with market  vacancies
improving  to  less than 12%.  Effective  rental  rates
have  also held steady in the market.  During the third
quarter  1997 occupancy at the property increased  from
99%                       to                      100%.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

No  leases  for  a significant amount of  space  expire
before  1998.   The  Partnership plans  to  market  the
property  for sale during the fourth quarter of  fiscal
1997.

Glenhardie Corporate Center III and IV is also  located
in   Valley  Forge,  Pennsylvania.   During  the  third
quarter of 1997 occupancy at the property remained at approximately 87% as a result of Allstate Insurance Co.
vacating approximately 17,000 square feet of space during the second quarter. No leases for significant amounts of space expire before 1999. The Partnership plans to market the property for sale during the fourth quarter of fiscal 1997.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York, the location  of  Taxter
Corporate Park, decreased to approximately 19%  in  the
third  quarter,  and  the vacancy  level  in  the  west
Westchester  market  in which the building  is  located
decreased  to  approximately 11%.  It is unlikely  that
the  vacant  space will be absorbed in the  market  for
several  years.  However, during the third  quarter  of
1997,  occupancy at the property increased from 99%  to
100%.   No  leases  for a significant amount  of  space
expire before 2001. The Partnership plans to market the property for sale during fiscal 1998.

Laurel Lakes Centre is located in a suburb of Baltimore
and Washington, D.C., where retail centers continue  to
experience  strong  competition and  lower  net  rental
rates.    The   market   vacancy   rate   remained   at
approximately  16%.   Many  retailers  in  this  market
continue to experience financial difficulties which has
negatively  affected the property. During  the  quarter
ended   July  31,  1997,  occupancy  at  the   property
decreased  from  80% to 69%. The Partnership  plans  to
consolidate portions of the vacant small shop space  at
the  center.   The  Partnership is also  attempting  to
market  approximately 50,000 square feet  of  space  as
"big  box"  space.  Although conversion into "big  box"
type  space would require additional investment by  the
Partnership,   the   Partnership  believes   that   the
potential   for  higher  rental  rates  and   increased
occupancy  levels  would increase the  property's  cash
flow  as  well  as its overall value.   No  leases  for
significant amounts of space expire before 2005.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Westland Crossing is situated outside downtown  Detroit
and  is  in an overbuilt market with a current  vacancy
rate of approximately 20%.  A significant amount of new
retail  space  is  under construction in  this  market;
however,  the  Partnership believes that  it  will  not
compete  with the property when complete.   During  the
third  quarter  of  1997,  occupancy  at  the  property
decreased  slightly  from 53%  to  51%.   As  described
above, a lease agreement was signed with PetsMart for approximately 27,000 square feet of space. Toys R Us, an anchor tenant, has begun to renovate its space, which is expected to positively impact the center when completed during the fourth quarter of fiscal 1997.
The Partnership continues to look for opportunities to consolidate vacant small shop space to make room for larger tenants. No leases for significant amounts of space expire before 2006.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date:  September 12, 1997   By:    /s/E. Davisson
Hardman, Jr.
                            E. Davisson Hardman, Jr.
                            President

Date:  September 12, 1997   By:    /s/Lawrence Volpe
                            Lawrence Volpe
                            Controller
                            (Principal Financial and
Accounting Officer)
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              Quarter Ended July 31, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1