Form 10-K
period 1997-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1998-01-28
CIK 784161

21


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-K

 [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended October 31, 1997

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

The proceeds from the offering were used to make equity investments in six office properties (one of which was sold in fiscal 1997, and one of which was sold subsequent to fiscal 1997) and five retail properties (three of which were sold in fiscal 1996) which were acquired without mortgage debt. The properties are described in Item 2 below.

The Partnership currently plans to market for sale its remaining properties during fiscal 1998, with the objective of completing sales of such properties by the end of 1998. There is no assurance that the Partnership will be able to achieve these objectives.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1997, the Partnership owned directly or through partnership interests the following seven property interests, none of which is encumbered by indebtedness.
Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing
General Partner, all of the properties are adequately covered by insurance.

                      Year  Acquisition Net Rentable
Type of
                    Completed/         Cost        Area
Ownership of land
Property and Location       Acquired  ($000)   (000 sq. ft.)
and Improvements
Glenhardie III,     1984/1986        $ 9,646      64   Fee
interest
 Valley Forge, PA
 Office Building

Glenhardie IV,      1985/1986        $10,354      64   99.9%
General
 Valley Forge, PA                              partnership
 Office Building                               interest1

Westland Crossing   1986/1986        $13,225      137  Fee
interest
 Westland, MI
 Shopping Center

Taxter Corporate Park,      1987-1988/  $23,063        345
44.6% General
 Westchester, NY    1986-1988
Partnership
 2 Office Buildings                            interest2

Business Park at Holcomb    1984/1986   $23,100        244
Fee interest4
 Woods, Roswell, GA
 4 Office Buildings

Laurel Lakes Centre,        1987/1987   $51,297        466
99.999% General
 Laurel, MD                                    Partnership
 Shopping Center                               interest1

Chesterbrook Corporate      1982-1987/  $32,430        621
26.7% General
 Center, Valley Forge, PA    1987
Partnership
 8 Office Buildings                            interest3

1                  The remaining general partnership ("GP")
   interest is held by the Managing Partner.

2                  The remaining GP interests are held by
  Dean Witter Realty Income partnership II, L.P. (14.8%) and Dean Witter Realty Income Partnership IV, L.P.
  (40.6%), affiliates of the Partnership. The total cost of the property was $51.8 million.

3                  The remaining GP interests are owned by
  Dean Witter Realty Income Partnership IV, L.P. (41.2%) and an affiliate of the Managing General Partner (32.1%).
  The total cost of the property was $121.3 million.

4                  Sold subsequent to year-end.  See note 5
  to the consolidated financial statements.

Each property was built with on-site parking facilities.

In the first quarter of fiscal 1997 Technology Park Associates (which is owned 35% by the Partnership and 65% by Dean Witter Realty Income Partnership IV, L.P., an affiliated public partnership), and DW Technology Park II Associates, L.P. (which is owned by affiliates of the General Partner) sold the Technology Park Reston office park ("Tech Park") property. See note 6 to the consolidated financial statements.

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

As of January 6, 1998, there were 35,285 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended October 31, 1997, the Partnership paid quarterly cash distributions aggregating $49.95 per Unit (including $31.55 of proceeds from the sale of the Tech Park property. Total distributions were $27,765,758, with $26,673,984 distributed to the Limited Partners and $1,091,774 to the General Partners. The distribution of proceeds from the Tech Park property was paid 100% to the Limited Partners. During the year ended October 31, 1996, the Partnership paid quarterly cash distributions aggregating $87.98 per Unit, including $66.40 of proceeds from properties sold in 1996. Total distributions were $48,260,574, with $46,980,410 distributed to Limited Partners and $1,280,164 to the General Partners.

On November 25, 1997, the Partnership paid the fourth quarter distribution of $2.30 per Unit to the Limited Partners. The total cash distribution amounted to
$1,364,718, with $1,228,246 distributed to the Limited Partners and $136,472 to the General Partners.

On   November   26,   1997,   the  Partnership   distributed
$18,722,741 of the net proceeds from the sale of the Holcomb
Woods property ($35.06 per Unit). The distribution was  paid
100% to Limited Partners.

The Partnership anticipates making regular distributions to its partners in the future. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

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


ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                            For the years ended October 31,

                  19971             19962               1995
1994            1993
Total  revenues        $ 14,751,226       $  16,198,761    $
8,946,798   $ 20,279,777       $  7,977,133

Net  income  (loss)    $  6,739,122       $  (4,954,508)   $
(3,564,379)3         $  9,711,910       $ (3,002,627)4

Net income
 (loss) per
 Unit of
 limited
 partnership
   interest    $       11.53        $        (8.35)        $
(6.24)      $      16.37       $      (5.06)

Cash distribu-
 tions paid
 per Unit of
 limited
 partnership
   interest5   $       49.95        $        87.98         $
22.81       $      20.00       $      20.00

Total assets at
      October     31     $103,790,868           $124,778,502
$177,988,847         $195,350,000       $197,751,501

1 Revenues and net income include the effect of the sale of the Tech Park property. See Note 6 to the consolidated financial statements.

2 Revenues  and net loss include the effect of the  sale  of the Delta Center, Fashion Corners, and Hall Road shopping centers. Net loss also includes losses on impairment of the Glenhardie and Holcomb Woods properties of $4.7 million and $7.7 million, respectively.

3 Includes a $1.3 million writedown of real estate held for sale and the Partnership's share ($11.5 million) of loss on impairment of the Chesterbrook property.

4 Includes the Partnership's $12.4 million share of loss on impairment of the Taxter property.

5 Distributions paid to limited partners include returns  of capital per Unit of limited partnership interest of $49.95, $87.98, $22.81, $8.69 and $20.00 for the years ended  October  31,  1997, 1996,  1995,  1994,  and  1993,
  respectively,   calculated   as   the   excess   of   cash
  distributed per Unit over accumulated earnings per Unit not previously distributed.

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

The Partnership purchased, directly or through a partnership interest six office properties (one of which was sold in fiscal 1997, and one of which was sold subsequent to fiscal
1997) and five retail properties (three of which were sold in fiscal 1996). The Partnership's acquisition program has been completed. No additional investments are planned.

In 1997 limited speculative construction and the strong economy, low unemployment and corporate growth continued to positively impact the demand for office properties. In many markets, tenant competition for a shrinking amount of office space has had a positive influence on rental rates and lease terms. Capital has been readily available for investment and financing of real estate. Investors, including institutional, foreign and REIT investors, have been buying office buildings in many markets.

In the retail sector, consolidation among retailers continued to lessen the demand for retail space. The abundance of available retail space and sub-lease space being offered by retailers (usually at lower rents) has exerted downward pressure on rents in many markets. Despite the oversupply of retail space, new projects are being built and planned, although the pace of new construction has slowed considerably. Many outdated properties are being redeveloped in order to compete with newer retail properties.

On December 31, 1996 Technology Park Associates (which is owned 35% by the Partnership and 65% by Dean Witter Realty Income Partnership IV, L.P., an affiliated public partnership), and DW Technology Park II Associates, L.P. (which is owned by affiliates of the General Partner) sold the Technology Park Reston office park. See note 6 to the consolidated financial statements.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1997, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and it is anticipated that they will continue to do so in fiscal 1998.

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of the Partnership's properties. The Holcomb Woods property was sold on November 7, 1997 (See Note 5 to the consolidated financial statements), and the Managing General Partner currently plans to market for sale the Partnership's remaining office properties in 1998, with the objective of completing sales of all the Partnership properties by the end of fiscal 1998. There is no assurance the Partnership will be able to achieve these objectives. As the properties are sold, the Partnership has fewer income producing investments and Partnership cash from operations and Partnership distributions will decline.

In 1997, excluding proceeds and distribution amounts relating to property sales, Partnership distributions to investors, capital expenditures, leasing commissions, and contributions to its joint ventures exceeded cash flow from operations and distributions received from its joint ventures. This shortfall was funded from cash reserves, which the MGP determined were in excess of the Partnership's needs. The Partnership believes, remaining cash reserves will be sufficient for its future needs.

In 1997, the Partnership (a) incurred approximately $753,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie (approximately $218,000) and Holcomb Woods (approximately $424,000) properties; and (b) contributed approximately $346,000 to the Chesterbrook joint venture and $232,000 to the Taxter joint venture for its share of capital expenditures and leasing commissions.

As of October 31, 1997, the Partnership has commitments to fund capital expenditures and leasing commissions totaling approximately $1,219,000, primarily at the Glenhardie property. The Partnership also has commitments to fund approximately $332,000 for its share of capital expenditures and leasing commissions at the Taxter and Chesterbrook properties.

In connection with a new lease at Westland Crossing, the Partnership committed to demolish approximately 20,000 square feet of existing tenant space and to construct an additional 7,000 square feet of new space for a PetsMart store at a cost of approximately $1.7 million. Construction is to commence in the spring of 1998. The Partnership anticipates funding the construction costs from cash reserves and proceeds from future property sales.
The Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre shopping center. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at the property is not re-leased, the Partnership's cash flow will be reduced.

A portion of capital expenditures and leasing commissions is expected to be funded from Partnership cash reserves in 1998. The Managing General Partner believes cash reserves will be sufficient for the Partnership's future needs.

Total distributions in fiscal 1997 were $27,765,758, with $26,673,984 ($49.95 per Unit) distributed to the Limited Partners, of which $16,848,016 ($31.55 per Unit) was from the sale of Tech Park, and $1,091,774 to the General Partners. The Partnership decreased its cash distribution per Unit from $4.25 per quarter to $2.30 for the quarterly distribution paid on November 25, 1997. The total cash distribution amounted to $1,364,718, with $1,228,246 distributed to the Limited Partners and $136,472 to the General Partners.

On November 26, 1997, the Partnership distributed $18,722,741 of the net proceeds from the sale of the Holcomb Woods property ($35.06 per Unit). The distribution was paid 100% to Limited Partners. See note 5 to the consolidated financial statements.

Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from future property sales.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1997 compared to 1996 and for the year ended October 31, 1996 compared to 1995 were primarily attributable to the following:

Rental revenues decreased in the respective comparative periods due to decreased revenues at the Laurel Lakes Centre of approximately $605,000 and $803,000 due to lower occupancy and reduced passthrough income and the absence of rental income of approximately $441,000 and $4.7 million from three shopping centers which were sold in the first quarter of fiscal 1996 (the "Shopping Centers Sold"). These decreases in 1996 vs. 1995 were offset by increases at the Partnership's other properties; no individual property accounted for a material portion of the change.

No individual factor accounted for a material portion of the increase in equity in earnings of joint ventures in 1997 compared to 1996. The increase in equity in earnings of joint ventures in 1996 compared to 1995 was primarily due to the 1995 recognition by the Partnership of its share (approximately $11.5 million) of the writedown on the impairment of the Chesterbrook property.

Operating expenses decreased in the respective comparative periods, primarily due to the absence of operating expenses of the Shopping Centers Sold. Operating expenses also decreased in 1997 vs. 1996 because of decreased building service expenses and other operating expenses of approximately $255,000 at Laurel Lakes Centre.

Depreciation decreased by approximately $1.2 million in 1996 compared to 1995 due to the absence of depreciation in 1996 on the Shopping Centers Sold and the writedown of the Glenhardie and Holcomb Woods properties in January 1996.

The 1996 loss on impairment of real estate was due to the impairment writedowns on the Glenhardie and Holcomb Woods properties totaling approximately $12.4 million. The 1995 loss on writedown of real estate held for sale is due to the reduction of the carrying values of the Shopping Centers
Sold and Westland Crossing to the price at which it was agreed they would be sold, net of closing costs.

A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

The Business Park at Holcomb Woods is located in the north central corridor of suburban Atlanta where continued economic recovery has resulted in increased office occupancies. The current market vacancy rate is approximately 3%. During fiscal 1997, the average occupancy at the property was 98%, and at October 31, 1997 the property was 99% leased to 26 tenants. The property was 96% leased at October 31, 1996. The Holcomb Woods property was sold subsequent to year end. See note 5 to the consolidated financial statements.

The office market in Valley Forge, Pennsylvania, the location of the Chesterbrook Corporate Center, has shown continued improvement with rental rates rising and limited availability of larger space. Market vacancy improved to less than 12%. At October 31, 1997 the property was 100% leased to 29 tenants, compared to 99% at the prior fiscal year-end. The average occupancy during fiscal 1997 was 99%. Leases for approximately 16% of total space expire in fiscal 1998. The leases of Philadelphia Electric Company (for approximately 20% of total space), Aetna Health Plan (for approximately 12% of total space) and Dun & Bradstreet (for approximately 12% of total space) expire in fiscal year 2000. There are no other significant tenants.

Glenhardie Corporate Center III & IV is also located in Valley Forge, Pennsylvania. During 1997, average occupancy at the property was 94%, and at October 31, 1997 the property was 100% leased to 26 tenants, compared to 97% at the prior fiscal year-end. Significant tenants and the year of their lease expiration are: Allstate Insurance Company which vacated in May 1997 on expiration of its lease and, in October leased approximately 11% of total space - 2002; New England Life, which signed a lease in October 1997 for approximately 14% of space - 2004; and Dean Witter Reynolds, (an affiliate of the Managing General Partner) for approximately 10% of total space - 2005.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, decreased from 24% to 17% in 1997. The vacancy level in the west Westchester market in which the building is located is currently 11%, reflecting a 4% absorption in fiscal 1997 over the prior year. During 1997, average occupancy at the property was approximately 99%, and at October 31, 1997, the property was 100% occupied. The property is leased to 21 tenants. KLM Royal Dutch Airlines owns a long-term leasehold in approximately 20% of the space at the property. Leases aggregating approximately 15% of the property's space expire in fiscal 1999. The lease of Fuji Photo Film (for approximately 28% of the property's space) expires in fiscal 2001. No other tenants occupy more than 10% of the property.

Tech Park Reston, located in the Reston Virgnia market,  was
100%  leased  during  1996  to Sprint  Communications.   The
property was sold on December 31, 1996. See Note 6 to the consolidated financial statements.

A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property is as follows:

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C., where retail centers continue to experience lower net rental rates. The market vacancy rate is currently approximately 16%. Some retailers in this market are experiencing financial difficulties. However, the property's design, location and tenant mix has enabled it to maintain relatively stable rental rates. At October 31, 1997, occupancy at the property decreased to 79% (leased to 29 tenants) from 81% at October 31, 1996. The Partnership is considering the consolidation of portions of the vacant small shop space at the center and other redevelopment alternatives which would enhance the value of the property, some of which would require additional investment by the Partnership. The leases of K-Mart (18% of total space), Hoyts Cinemas (10% of total space), Safeway Stores (11% of total space) and Best Buy (11% of total space), expire in 2005, 2005, 2006 and 2010, respectively. No other tenant occupies more than 10% of the property, and no leases for significant amounts of space expire until 2005.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt market with a current vacancy rate of approximately 20%. Nevertheless, a significant amount of new retail space is under construction which, when complete, will compete with Westland Crossing for tenants. The property has a current occupancy rate of 69%, leased to 14 tenants, (vs. 67% at the prior fiscal year-end), and an average occupancy rate of 58% in fiscal 1997. In the fourth quarter of fiscal 1997 the Partnership leased 25,000 square feet of vacant anchor space to Office Depot. As described above, a lease agreement was signed with PetsMart for approximately 27,000 square feet of space. The Partnership continues to look for opportunities to consolidate vacant small shop space to make room for larger tenants. Leases for approximately 9% of the property's space expire in fiscal 1998. The lease of Frank's Supercrafts, which occupies approximately 16% of the shopping center, expires in fiscal 2006. No other tenant occupies more than 10% of the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            INDEX

                                                    Page

Independent Auditors' Report                        [UPDATE]
Consolidated Balance Sheets at October 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
 October 31, 1997, 1996 and 1995
Consolidated Statements of Partners' Capital for the
 years ended October 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended
 October 31, 1997, 1996, and 1995
Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation Schedule
                                           III



All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.


Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership III, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1997 and 1996 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                             /s/Deloitte   &
Touche LLP
                                           DELOITTE & TOUCHE
LLP

January 16, 1998

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED BALANCE SHEETS

                 As of October 31, 1997 and 1996
                                            1997        1996
                             ASSETS
Cash and cash equivalents                 $  1,967,110 $
2,380,612

Real estate, at cost:
 Land                                       10,023,904
11,263,904
 Buildings and improvements                 72,927,556
90,921,733
                                            82,951,460
102,185,637
 Accumulated depreciation                  (20,484,407)
(25,226,740)
                                            62,467,053
76,958,897

Real estate held for sale                   11,941,818        -

Investments in joint ventures               24,127,982
41,727,417

Deferred leasing commissions, net              799,948
938,381

Other assets                                 2,486,957
2,773,195
                                          $103,790,868
$124,778,502

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $    652,515 $
615,102

Security deposits                              156,945
155,356

                                               809,460
770,458

Partners' capital (deficiency):
 General partners                           (8,453,230)
(7,942,412)
 Limited partners ($500 per Unit 534,020 Units issued)
111,434,638                                131,950,456

  Total partners' capital                  102,981,408
124,008,044

                                          $103,790,868
$124,778,502


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the years ended October 31, 1997, 1996, and 1995
                                         1997                1996
1995
Revenues:
 Rental                                       $10,824,205
$11,897,566                         $16,677,181
 Equity in earnings (losses) of joint ventures
3,599,828                             3,477,991
(8,222,327)
 Interest                               243,119
668,471                                 234,446
 Other                                             84,074
154,733                                 257,498

                                     14,751,226
16,198,761                            8,946,798

Expenses:
 Property operating                   3,530,892
4,418,272                             5,381,373
 Depreciation                         3,133,640
3,046,695                             4,565,589
 Amortization                           308,136
274,820                                 277,901
 General and administrative           1,039,436
990,610                               1,021,431
 Losses on impairment of real estate                -
12,422,872                                 -
 Loss on writedown of real estate held for
  sale                                              -         -
1,264,883

                                      8,012,104
21,153,269                           12,511,177

Net income (loss)                   $ 6,739,122
$(4,954,508)                        $(3,564,379)

Net income (loss) allocated to:
 Limited partners                   $ 6,158,166
$(4,459,057)                        $(3,334,429)
 General partners                       580,956
(495,451)                              (229,950)

                                    $ 6,739,122
$(4,954,508)                        $(3,564,379)

Net income (loss) per Unit of limited
 partnership interest               $     11.53         $
(8.35)                              $     (6.24)







  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

       For the years ended October 31, 1997, 1996 and 1995



                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 November 1, 1994              $198,906,684
$(4,583,254)                   $194,323,430

Net loss                                     (3,334,429)
(229,950)                        (3,564,379)

Cash distributions              (12,182,332)
(1,353,593)                     (13,535,925)


Partners' capital (deficiency) at
 October 31, 1995               183,389,923
(6,166,797)                     177,223,126

Net loss                                     (4,459,057)
(495,451)                        (4,954,508)

Cash distributions              (46,980,410)
(1,280,164)                     (48,260,574)


Partners' capital (deficiency) at
 October 31, 1996               131,950,456
(7,942,412)                     124,008,044

Net income                        6,158,166
580,956                           6,739,122

Cash distributions              (26,673,984)
(1,091,774)                     (27,765,758)


Partners' capital (deficiency) at
 October 31, 1997              $111,434,638
$(8,453,230)                   $102,981,408






  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1997, 1996 and 1995

                                        1997      1996      1995
Cash flows from operating activities:
   Net   income  (loss)                  $   6,739,122          $
(4,954,508)                        $ (3,564,379)
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
            Depreciation                                3,133,640
3,046,695                             4,565,589
            Amortization                                  308,136
274,820      277,901
   Equity in (earnings) losses of joint
              ventures                                (3,599,828)
(3,477,991)                           8,222,327
   Loss on writedown of real estate held
        for    sale                                -            -
1,264,883
     Loss   on   impairment  of  real   estate                  -
12,422,872                                -
   (Increase) decrease in operating assets:
          Deferred     leasing     commissions          (169,703)
(244,999)                              (517,660)
           Other       assets                             286,238
130,897     (410,290)
   Increase(decrease) in operating liabilities:
         Accounts     payable     and     accrued     liabilities
37,413        18,626                    (15,805)
           Security       deposits                          1,589
(13,889)                                (20,402)

      Net cash provided by operating
                activities                              6,736,607
7,202,523                             9,802,164

Cash flows from investing activities:
   Proceeds   from  sale  of   real   estate                    -
35,256,585                                -
     Additions    to    real    estate                  (583,614)
(1,040,895)                          (1,021,987)
     Investment    in    joint    ventures              (578,613)
(678,346)                            (1,816,036)
     Distributions     from    joint    ventures       21,777,876
5,213,755                             5,576,322

      Net cash provided by investing
                activities                             20,615,649
38,751,099                            2,738,299






                           (continued)

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1997, 1996 and 1995
                           (continued)
                                        1997      1996      1995
Cash flows from financing activities:
       Cash       distributions                      (27,765,758)
(48,260,574)                        (13,535,925)

Decrease   in  cash  and  cash  equivalents             (413,502)
(2,306,952)                            (995,462)

Cash    and    cash    equivalents   at   beginning    of    year
2,380,612                                               4,687,564
5,683,026

Cash  and  cash equivalents at end of year     $   1,967,110    $
2,380,612                          $  4,687,564

Supplemental disclosure of non-cash investing
 activities:
  Reclassification of real estate held for sale
  and writeoff of related assets and liabilities:
   Real estate, at cost
      Land                                     $  1,240,000     $
- $  5,843,309
      Buildings  and improvements     18,111,954                -
52,939,906
      Accumulated  depreciation       (7,410,136)               -
(12,355,956)

      Real  estate, net               11,941,818                -
46,427,259

      Deferred   leasing   commissions             -            -
224,508
       Other    assets                             -            -
333,386
       Accounts    payable                         -            -
(175,752)
      Tenant   security   deposits                 -            -
(48,890)
   Loss on writedown of real estate held
     for sale                            -         -
(1,264,883)

   Real estate held for sale       $11,914,818         $     -
$ 45,495,628

 Reclassification of real estate from held
  for sale to real estate:
   Land                                      $     -   $
1,023,904                          $      -
   Buildings and improvements            -     9,215,139
-

  Real estate, net                 $     -   $10,239,043    $
-
  See accompanying notes to consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               October 31, 1997, 1996 and 1995

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

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Part Six Associates (owner of Glenhardie IV) and Laurel-Vincent Place Associates Limited Partnership (owner of the Laurel Lakes Centre) on a consolidated basis. The Partnership owns 99.9% and 99.999% General Partnership interests in Part Six Associates and Laurel-Vincent Place Associates Limited Partnership, respectively. The remaining interests in these partnerships are held by the Managing General Partner.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and  the  reported  amounts of revenues and expenses  during  the
reporting  period.   Actual  results  could  differ  from   those
estimates.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

The   carrying  value  of  real  estate  includes  the   purchase
price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method. The Partnership stops recording depreciation on a property when it is reclassified as held for sale.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of October 31, 1997.

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

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax
and   financial  reporting  purposes.   The  tax  basis  of   the
Partnership's                     assets                      and

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities is approximately $48.5 million higher than the amounts reported for financial statement purposes.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. These two standards will be effective for the Partnership's 1998 year-end financial statements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1999 financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per Unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $49.95, $87.98 and $22.81 for the years ended October 31, 1997, 1996 and 1995, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4. Real Estate Investments

The location, year of acquisition and net carrying values of the properties are as follows:

                            Year of             October 31,
       Property           Acquisition       1997      1996
Glenhardie III and IV
    Valley    Forge,    PA             1986           $11,275,058
$11,883,930

Westland    Crossing,   Westland,    MI                      1986
9,536,379                   9,862,785

Holcomb   Woods,  Roswell,  GA                1986              -
12,428,082

Laurel   Lakes   Centre,   Laurel,   MD                      1987
41,655,616                 42,784,100
                                                      $62,467,053
$76,958,897

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The   net   carrying   value  of  Holcomb  Woods   property   was
reclassified  to  Real  Estate  Held  For  Sale  in  the   fourth
quarter of fiscal 1997.  See Note 5.

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

5. Real Estate Held for Sale

Pursuant to an agreement dated as of October 1, 1997 (as amended) the Partnership agreed to sell the Holcomb Woods property to an unaffiliated party, for $19,112,500.

The closing of the sale took place on November 7, 1997. At closing, the Partnership received proceeds of approximately $18.7 million net of closing costs and other deductions.
The net proceeds from the sale $35.06 per Unit) were distributed 100% to Limited Partners in November 1997.

Net  income  and  cash flow from the Holcomb  Woods  property  in fiscal  year  1997  were  approximately $927,000  and  $1,873,000 respectively.

6. Investments in Joint Ventures

Taxter Corporate Park, Westchester County, New York

The   Partnership  owns  a  44.6%  partnership  interest  in  the
general  partnership  which  owns the  property.   Affiliates  of
the

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership, Dean Witter Realty Income Partnership II, L.P., and Dean Witter Realty Income Partnership IV, L.P., own the remaining interests of 14.8% and 40.6%, respectively.

The partners each receive cash flow and profits and losses according to their interests.

Summarized balance sheet information of the joint venture is as follows:

                                              October 31,
                                       1997        1996
Land and buildings, net            $17,203,009 $17,781,234
Other                                1,718,650   1,990,515

Total assets                       $18,921,659 $19,771,749

Liabilities                        $   153,159 $   176,478
Partners' capital                   18,768,500  19,595,271

Total liabilities and capital      $18,921,659 $19,771,749

Summarized results of operations of the joint venture are as follows:

                                     Years ended October 31,
                                 1997      1996      1995

Rental   income                  $5,511,684            $5,954,030
$6,267,312
Other   income                      181,367                43,394
92,483

                                  5,693,051             5,997,424
6,359,795

Property   operating  expenses     3,111,753            3,111,267
3,168,141
Depreciation  and  amortization   1,164,659             1,196,229
1,119,284

                                  4,276,412             4,307,496
4,287,425

Net   income                      $1,416,639           $1,689,928
$2,072,370

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

The  Partnership,  Dean  Witter  Realty  Income  Partnership  IV,
L.P.  and  an  affiliate  of  the Managing  General  Partner  own
26.7%, 41.2% and 32.1% interests in the general partnership which owns the property.

The   partners   receive  cash  flow  and  profits   and   losses
according to their interests.

In fiscal 1995, the partners concluded that the property's value was impaired and, in accordance with its policy for evaluating the recoverability of its real estate (which is the same as the Partnership's), the partnership which owns the property recorded an impairment loss of approximately $43.2 million at October 31, 1995. The Partnership's share of this loss (approximately $11.5 million) was included in equity in earnings (losses) of joint ventures in fiscal 1995.

Summarized balance sheet information of the joint venture is as follows:

                                              October 31,
                                       1997        1996
Land and buildings, net            $60,751,413 $62,641,806
Other                                3,658,647   3,059,694

Total assets                       $64,410,060 $65,701,500

Liabilities                        $ 2,240,900 $ 1,792,898
Partners' capital                   62,169,160  63,908,602

Total liabilities and capital      $64,410,060 $65,701,500

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized  results  of operations of the joint  venture  are  as follows:
                                     Years ended October 31,
                                 1997      1996      1995
Rental             income                             $14,128,854
$13,604,130                   $ 13,532,187
Other             income                                   43,550
35,957                             212,134

                                                       14,172,404
13,640,087                      13,744,321

Property         operating         expenses             4,323,012
4,818,114                        4,528,817
Depreciation         and         amortization           3,305,764
3,186,022                        4,664,856
Loss  on  impairment  of  real  estate              -           -
43,161,160

                                                        7,628,776
8,004,136                       52,354,833

Net    income    (loss)               $    6,543,628            $
5,635,951                     $(38,610,512)

Tech Park Reston, Reston, Virginia

In 1987, the Partnership purchased a 35% partnership interest in the general partnership ("TPA") which owns the property, which consists of three office buildings in the
Technology   Park   Reston  office  park.   The   remaining   65%
interest   in   TPA  is  owned  by  Dean  Witter  Realty   Income
Partnership IV, L.P.

The   partners  received  cash  flow  and  profits   and   losses
according to their interests.

On December 31, 1996, TPA and an affiliate of the Managing General Partner (the "Affiliate"), which owns the fourth building at the property, sold the property to Sprint Communications Company L.P., the sole tenant at the property, for a negotiated sale price of $76,300,000. $51,483,000 of the sales price was allocated to TPA and
$24,817,000  was  allocated  to  the  Affiliate,  based  on   the
relative square footage of the buildings each owned at the property.

The sale price was received in cash at closing. The Partnership received approximately $17.7 million of such cash, representing its 35% share of the cash received by
TPA,      net      of     closing     costs.      In     February

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1997,   the  Partnership  distributed  $16,848,016  of  the   net
proceeds  from  the  sale  ($31.55 per Unit).   The  distribution
was paid 100% to Limited Partners.

Cash flow from operations for the Tech Park joint venture was approximately $273,000 in 1997.

Summarized balance sheet information of the joint venture is as follows:

                                              October 31,
                                       1997        1996
Land and buildings, net            $     -     $46,158,784
Other                                    -       1,692,571

Total assets                       $     -     $47,851,355

Total partners' capital            $     -     $47,851,355

Summarized results of operations of the joint venture are as follows:

                                     Years ended October 31,
                                 1997      1996      1995

Rental   income                  $   843,004           $5,219,899
$5,058,016
Gain   on   sale  of  property        3,169,132                 -
-
                                  4,012,136             5,219,899
5,058,016

Depreciation                       262,751              1,576,508
1,576,372
Amortization                        17,827                106,960
106,960
Property  operating  expense          5,604                52,191
53,532

                                    286,182             1,735,659
1,736,864
Net   income                      $3,725,954           $3,484,240
$3,321,152

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in investments in joint ventures is as follows:
                                     Years ended October 31,
                                 1997      1996      1995
Investments   at   beginning   of   year          $    41,727,417
$42,784,835                   $54,767,448
Equity       in       earnings      (losses)            3,599,828
3,477,991                      (8,222,327)
Distributions                                        (21,777,876)
(5,213,755)                    (5,576,322)
Contributions                                             578,613
678,346                         1,816,036
Investments     at     end    of     year        $     24,127,982
$41,727,417                   $42,784,835

The accounting policies of the Joint Ventures are the same as those of the Partnership.

7.   Leases

Minimum future rental income under noncancellable operating leases (excluding the leases of space at real estate held for sale) as of October 31, 1997 is as follows:

                     Year ending October 31,
               1998           $ 6,467,265
               1999             5,857,793
               2000             4,900,476
               2001             4,557,242
               2002             4,008,475
               Thereafter           14,464,566
               Total               $40,255,817

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from one to twenty-one years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for five properties in 1997 and eight properties in 1996 and 1995, as well as for five buildings at the Chesterbrook Corporate Center in each year. The Partnership incurred management fees of $244,266, $478,220 and $466,198 for the years ended October 31, 1997,
1996                                                          and

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1995,  respectively.   These amounts  are  included  in  property
operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $630,000, $661,000 and $756,000 for these services in each of the years ended
October 31, 1997, 1996 and 1995. These amounts are included in general and administrative expenses.

As of October 31, 1997, the affiliates were owed a total of approximately $70,000 for these services.

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

10.  Distributions Subsequent to Year-End

On November 25, 1997, the Partnership paid a cash distribution of $2.30 per Unit to the Limited Partners. The total cash distribution amounted to $1,364,718, with $1,228,246 distributed to the Limited Partners and $136,472 to the General Partners.

On  November  26,  1997  the partnership distributed  $18,722,741
of   the  net  proceeds  from  the  sale  of  the  Holcomb  Woods property  ($35.06  per  Unit).  The distribution  was  paid  100%
to Limited Partners.  See Note 5.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Item  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING
       AND FINANCIAL DISCLOSURE

None.

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

William  B.  Smith,  age  54, has been  a  Managing  Director  of
Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.   Davisson  Hardman,  Jr.,  age  48,  has  been   a   Managing
Director  of  Morgan  Stanley  Asia,  Ltd.  since  1997,  and   a
Managing   Director  of  Dean  Witter  Realty  Inc.,   which   he
joined in 1982.

Lawrence  Volpe,  age  50, is a Director and  the  Controller  of
Dean  Witter  Realty  Inc.   He is a Senior  Vice  President  and
Controller of Dean Witter Reynolds Inc., which he joined in 1983.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty Inc. He is an Assistant Secretary of MWD and a Senior Vice President and Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $1,091,774, $1,280,164 and $1,353,593
during  the  years  ended  October  31,  1997,  1996  and   1995,
respectively.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the consolidated financial statements in Item 8 above.

The   directors  and  officers  of  the  Partnership's   Managing
General    Partner    received   no   remuneration    from    the
Partnership.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM   12.         SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL
OWNERS AND
        MANAGEMENT

      (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

       (b)    The  directors  and  executive  officers   of   the
Managing   General  Partner  own  the  following  Units   as   of
December 31, 1997:

                    Amount and
   Title  of                Name  of                       Nature
of
     Class                Beneficial  Owner            Beneficial
Ownership
Limited        All directors and                    *
Partnership         executive officers of
Interests      the Managing General
               Partner, as a group


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

All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty
Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSA 86 L.P., a Delaware limited partnership. Realty and certain current and former officers
and                directors                of                the

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Managing   General  Partner  are  partners   of   LSA   86   L.P.
Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

ITEM   14.    EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,   AND
REPORTS ON
          FORM 8-K

(a)    The  following  documents  are  filed  as  part  of   this
Annual Report:

             1.          Financial  Statements  (see   Index   of
          Financial Statements filed as part of Item 8 of this Annual Report).

            2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

           3.        Exhibits

             (3)(a)      Certificate   of   Limited   Partnership
          included  in  the  Registration  Statement  Number  33-
          1912 is incorporated by reference.

             (3)(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus in the Registration Statement Number 33-1912 is incorporated herein by reference.

             (4)(a)      Certificate   of   Limited   Partnership
          included  in  the  Registration  Statement  Number  33-
          1912 is incorporated by reference.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

             (4)(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus included in the Registration Statement Number 33-1912 is incorporated herein by reference.

             (10)(a) Purchase and Sale Agreements for properties purchased filed as Exhibits to Form 8-K on June 27, 1986, December 29, 1986, December 29, 1986, December 29, 1986, December 29, 1986,
          December 30, 1986, December 30, 1986k, June 1, 1987, December 7, 1987, and December 15, 1987 are incorporated herein by reference.

                   (b) Purchase and Sale Agreement, dated October 19, 1995 between Dean Witter Realty Income
          Partnership   II,   L.P.,   Midway   Crossing   Limited
          Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership,
          Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 is incorporated herein by reference.

                (c) First Amendment to Agreement of Purchase and Sale by and between Dean Witter Realty Income Partnership II, L.P., Midway Crossing Limited
          Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership,
          Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 is incorporated herein by reference.

                 (d) Purchase and Sale Agreement between Technology Park Associates, Dean Witter/Technology Park II Associates, L.P., and Sprint Communications Company, L.P. a Delaware Limited Partnership filed as exhibit 2 to the Registrant's Report on Form 8-K on December 31, 1996 is incorporated herein by reference.
            DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                (e) Purchase and Sale Agreement, dated as of October 1, 1997, First Amendment to Purchase and Sale Agreement dated as of October 15, 1997 and
          Second   Amendment  to  Purchase  and  Sale   Agreement
          dated as of October 27, 1997 between Dean Witter Realty Income Partnership III, L.P., as Seller and LPC Commercial Services, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 7, 1997 is incorporated herein by reference.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        SCHEDULE III

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

          Real Estate and Accumulated Depreciation

                      October 31, 1997

                 Initial cost to Partnership

                                                             Cost
Capital-
                                                             ized
Subsequent
        Description      Land     Improvements              Total
To Acquisition
Glenhardie III & IV
Valley     Forge,    PA     $    2,000,000            $18,805,786
$20,805,786       $2,616,392

Westland Crossing
Westland,       MI             1,376,659               12,389,933
13,766,592           428,135

Laurel Lakes Centre
Laurel,       MD               7,800,000               45,536,882
53,336,882           614,523

                          $11,176,659                 $76,732,601
$87,909,260       $3,659,050

                                    Gross Amount at which
                                   Carried   at  End  of   Period
(A)
                   Loss on
                  Impairment
                      of              Building and
           Description      Real      Estate                 Land
Improvements         Total

Glenhardie III & IV
Valley     Forge,    PA     $4,664,675             $    1,200,000
$17,557,503       $18,757,503

Westland Crossing
Westland,       MI            3,952,1751                1,023,904
9,218,648          10,242,552

Laurel Lakes Centre
Laurel,   MD              -       7,800,000            46,151,405
53,951,405

                          $8,616,850                  $10,023,904
$72,927,556       $82,951,460
1  Westland  Crossing  was reclassified  from  Real  Estate  Held
For  Sale  to  Real  Estate in fiscal  1996.   Amount    includes
accumulated   depreciation   of  $3,023,690   and   a   loss   on
impairment of real estate of $928.485.

      1DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                                      Life     on
which

Depreciation in
                                                           Latest
Income
                   Accumulated             Date  of     Statement
is
Description       Depreciation(B)         Construction       Date
Acquired        Computed
Glenhardie III & IV
Valley   Forge,  PA            $  7,482,445              1984   -
1985            June 1968  up to 40 years

Westland Crossing
Westland,   MI          706,173              1986        December
1986            up to 40 years

Laurel Lakes Centre
Laurel,   MD        12,295,789             1987       June   1987
up to 40 years
                $20,484,407

Notes:

(A)Reconciliation of real estate owned at October 31:
                                 1997      1996      1995
   Balance    at    beginning   of    year           $102,185,637
   $103,328,571$161,364,133

   Additions (deletions) during period:
    Purchases                      -         -         -
           Improvements                                   583,614
   1,040,895      1,021,987
          Write-offs      due      to      lease      expirations
   (465,837)         -           (274,334)
    Reclass (to) from real estate held
             for         sale                        (19,351,954)
   10,239,0431  (58,783,215)
       Loss    on    impairment   of   Real    Estate           -
   (12,422,872)      -
   Balance     at     end     of     period      $     82,951,460
   $102,185,637$103,328,571

Except for losses on impairment of real estate and the adjustment to Westland Crossing for accumulated depreciation described in note 1, there is no difference between cost for financial reporting purposes and cost for federal income tax purposes.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                 1997      1996      1995
(B)Reconciliation of accumulated
    depreciation:
   Balance   at   beginning   of   period        $25,226,740    $
   22,180,045  $ 30,244,746
             Depreciation         expense               3,133,640
   3,046,695      4,565,589
    Write-offs due to lease
            expirations                                 (465,837)
   -    (274,334)
    Reclass to real estate held for
        sale                        (7,410,136)                 -
   (12,355,956)
       Balance    end   of   period      $20,484,407            $
   25,226,740  $ 22,180,045

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
       Managing General Partner

By:    /s/E.   Davisson   Hardman,   Jr.                    Date:
January 28, 1998
   E. Davisson Hardman, Jr.
   President

By:     /s/Lawrence    Volpe                                Date:
January 28, 1998
   Lawrence Volpe
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William    B.    Smith                                   Date:
January 28, 1998
William B. Smith
Chairman of the Board of Directors

/s/E.    Davisson   Hardman,   Jr.                          Date:
January 28, 1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence      Volpe                                      Date:
January 28, 1998
Lawrence Volpe
Director

/s/Ronald    T.    Carman                                   Date:
January 28, 1998
Ronald T. Carman
Director
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 Year Ended October 31, 1997

                        Exhibit Index



     Exhibit
       No.

       27                Financial Data Schedule
































                             E1
_______________________________
1