Form 10-Q
period 1998-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1998-03-17
CIK 784161

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended January 31, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                           January 31,  October
31,
                                              1998      1997
                             ASSETS

Cash and cash equivalents                  $ 2,432,941  $
1,967,110

Real estate, at cost:
 Land                                                  8,823,904
10,023,904
 Buildings and improvements                 55,192,533
72,927,556
                                            64,016,437
82,951,460
 Accumulated depreciation                   13,222,703
20,484,407
                                            50,793,734
62,467,053

Real estate held for sale                   11,416,422
11,941,818

Investments in joint ventures               23,910,545
24,127,982

Deferred leasing commissions, net              578,582
799,948

Other assets                                 1,894,576
2,486,957

                                           $91,026,800
$103,790,868

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   356,225 $
652,515

Security deposits                               93,438
156,945
                                               449,663
809,460

Partners' capital (deficiency):
 General partners                           (8,440,412)
(8,453,230)
 Limited partners ($500 per Unit, 534,020 Units issued)
99,017,549                                  111,434,638

  Total partners' capital                   90,577,137
102,981,408

                                           $91,026,800
$103,790,868



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 CONSOLIDATED INCOME STATEMENTS

          Three months ended January 31, 1998 and 1997

                                                 1998      1997
Revenues:
 Rental                                      $2,279,633
$2,844,876
 Equity in earnings of joint ventures           610,901
1,831,022
 Interest                                        69,327
100,051
 Other                                          230,221
29,551
 Gain on sale of real estate                  6,190,263
-

                                              9,380,345
4,805,500

Expenses:
 Property operating                             807,092
787,434
 Depreciation                                   644,094
751,954
 Amortization                                    41,524
67,482
 General and administrative                     204,470
294,019

                                              1,697,180
1,900,889

Net income                                   $7,683,165
$2,904,611

Net income allocated to:
 Limited partners                            $7,533,875
$2,707,106
 General partners                               149,290
197,505

                                             $7,683,165
$2,904,611

Net income per Unit of limited partnership interest    $    14.11
$     5.07













  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

               Three months ended January 31, 1998

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1997               $111,434,638
$(8,453,230)                       $102,981,408

Net income                            7,533,875
149,290                               7,683,165

Cash distributions                  (19,950,964)
(136,472)                           (20,087,436)

Partners' capital (deficiency)
 at January 31, 1998               $ 99,017,549
$(8,440,412)                       $ 90,577,137































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Three months ended January 31, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                   $ 7,683,165   $
2,904,611
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                  644,094
751,954
     Amortization                                   41,524
67,482
     Gain on sale of real estate                (6,190,263)
-
     Equity in earnings of joint ventures         (610,901)
(1,831,022)
     (Increase) decrease in operating assets:
      Deferred expenses                           (185,848)
(2,600)
      Other assets                                 592,381
866,319
     Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities
(296,290)                                          73,913
      Security deposits                            (63,507)
(2,496)

       Net cash provided by operating activities
1,614,355                                       2,828,161

Cash flows from investing activities:
 Proceeds from disposition of real estate held for sale
18,497,771                                          -
 Additions to real estate                         (387,197)
(208,829)
 Investments in joint ventures                    (154,770)
(294,181)
 Distributions from joint ventures                 983,108
19,083,661

       Net cash provided by investing activities
18,938,912                                     18,580,651

Cash flows from financing activities:
 Cash distributions                            (20,087,436)
(2,877,775)

Increase in cash and cash equivalents              465,831
18,531,037

Cash and cash equivalents at beginning of period
1,967,110                                       2,380,612

Cash and cash equivalents at end of period    $  2,432,941
$20,911,649

Supplemental disclosure of non-cash investing activities:
 Reclassification of real estate to real estate held for sale:
  Real estate, at cost
   Land                                       $ 1,200,000   $
-
   Buildings and improvements                  17,721,448
-
   Accumulated depreciation                    (7,505,026)
-

   Real estate held for sale                  $11,416,422   $
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

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on the sale of the Tech Park Reston property included in equity in earnings of joint ventures in the first quarter of fiscal 1997 and the gain on the sale of the Holcomb Woods property in the first quarter of fiscal
1998 (see Note 2), such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

On  November 7, 1997 the Partnership sold the land  and
building  which comprise the Holcomb Woods property  to
W9/LWS Real Estate Limited Partnership, an unaffiliated
party, for $19,112,500. The purchase price was paid  in
cash,   and   the  Partnership  received  proceeds   of
approximately $18.5 million, net of closing  costs  and
other deductions.  On November 26, 1997 the Partnership
distributed  $18.7 million ($35.06  per  Unit)  of  net
proceeds   from  the  sale  and  cash  reserves.    The
distribution was paid 100% to Limited Partners.

Pursuant to a Purchase and Sale Agreement dated  as  of
February  10, 1998, the Partnership agreed to sell  the
Glenhardie  Corporate  Center  III  and  IV  properties
("Glenhardie III and IV") and an affiliated partnership
agreed to sell its interest in the remaining properties
at  Glenhardie Corporate Center.  In addition, as  part
of  the  Agreement, the Partnership, another affiliated
partnership  and  an affiliate of the Managing  General
Partner  agreed  to  sell  the  Chesterbrook  Corporate
Center,  (in which the Partnership has a 26.7% interest
through a joint venture). The purchaser of all of these
properties   is   FV   Office  Properties,   L.P.,   an
unaffiliated  entity.   The  aggregate  price  of   the
properties to be sold is approximately $173 million  of
which  $21,120,000 was allocated in  the  Agreement  to
Glenhardie  III  and  IV,  and  $129,362,500   to   the
Chesterbrook Corporate Center. The purchase price is payable in cash at closing, which is expected to occur in the second fiscal quarter.

Cash  flow  from  Glenhardie III  and  IV  approximated
$532,000 and $471,000 in the first quarter of 1998 and 1997, respectively. The Partnership's share of cash flow of Chesterbrook Corporate Center approximated
$640,000 in each of these periods.

Glenhardie  III  and IV has been reclassified  to  Real
Estate Held For Sale at January 31, 1998.

The Partnership's contingent lease with PetsMart, at the Westland Crossing property, has been cancelled.
The Partnership continues to market the 27,000 square feet of vacant space covered by this lease and is investigating other redevelopment alternatives which

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

would enhance the value of the property, some of which would require additional investment by the Partnership.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property  management services for  five  properties  as
well   as   for  five  buildings  at  the  Chesterbrook
Corporate  Center.  The Partnership incurred management
fees of approximately $67,000 and $74,000 for the three
months  ended  January 31, 1998 and 1997, respectively.
These   amounts  are  included  in  property  operating
expenses.

Another  affiliate  of  the  Managing  General  partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.   For the three months ended  January  31,
1998  and  1997, the Partnership incurred approximately
$143,000   and   $161,000,  respectively,   for   these
services.   These amounts are included in  general  and
administrative expenses.

As of January 31, 1998, the affiliates were owed a total of approximately $48,000 for these services.

4. Litigation

Various  public partnerships sponsored by  Dean  Witter
Realty Inc. (including the Partnership and its Managing
General  Partner)  are defendants  in  purported  class
actions  lawsuits pending in state and federal  courts.
The  complaints  allege a variety of claims,  including
breach of fiduciary duty, fraud, misrepresentation  and
related  claims,  and  seek an accounting  of  profits,
compensatory  and  other damages and equitable  relief.
The defendants intend to vigorously defend the actions.
It  is  impossible to predict the effect, if  any,  the
outcome   of   these   actions  might   have   on   the
Partnership's financial statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

5. Subsequent Distribution

On February 25, 1998, the Partnership paid the first quarter cash distribution of $1.97 per Unit to the Limited Partners. The total cash distribution amounted to $1,168,910, with $1,052,019 distributed to the Limited Partners and $116,891 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased,  directly  or  through   a
partnership  interest six office  properties  and  five
retail  properties.   Through  January  31,  1998,  two
office  and  three retail properties  have  been  sold.
Subsequent to January 31, 1998, the Partnership agreed to sell two office properties and one of its joint venture interests. (See Note 2 to the consolidated financial statements). The Partnership's acquisition program has been completed. No additional investments are planned.

Employment  growth,  especially in the  communications,
technology  and  financial  services  industries,   has
increased  demand  for  space in many  office  markets.
Such   increasing   demand  and   limited   speculative
construction  has  resulted in  falling  vacancies  and
rising rents.  Improved property performance along with
an  influx  of  capital from REITs, pension  funds  and
foreign investors are increasing property values.  Some
office markets, especially suburban markets, are faring
better  than  others  and, in certain  areas,  improved
market  conditions  can support  construction.  In  the
retail  sector,  an  oversupply  of  retail  space  and
consolidation  among  retailers  continues  to   reduce
demand.   Also,  many  outdated  properties  are  being
redeveloped  in  order  to compete  with  newer  retail
properties.   The abundance of available  retail  space
and  sub-lease space offered by retailers  (usually  at
lower rents) has exerted downward pressure on rents  in
many  markets.  Although investment interest for retail
properties  has  waned  somewhat,  REITs  continue   to
purchase retail properties nationwide.

On  November 7, 1997, the Partnership sold the  Holcomb
Woods  property.   (See  Note  2  to  the  consolidated
financial   statements).   The   Partnership   received
proceeds of approximately $18.5 million, net of closing
costs  and other deductions.  On November 26, 1997  the
Partnership distributed $18.7 million ($35.06 per Unit)
of  net  proceeds  from  the sale  and  cash  reserves,
representing   a  return  of  invested  capital.    The
distribution     was    paid    100%     to     Limited

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Partners.   Net income from the Holcomb Woods  property
for the first quarter of 1998 was $6,225,708 (including gain on the sale of the property of $6,190,263). Cash flow from operations included in distributions for the first quarter of 1998 was approximately $130,000.

As a result of the sale of the Holcomb Woods property, the quarterly distribution rate was adjusted from $2.30 per Unit, to $1.97 per Unit, beginning with the February 1998 distribution.

The Partnership's liquidity depends upon cash flow from
operations  of  its  properties  and  expenditures  for
building improvements, tenant improvements and  leasing
commissions  in connection with the leasing  of  space.
During the three months ended January 31, 1998, all  of
the   Partnership's   properties  and   joint   venture
interests generated positive cash flow from operations, and the Partnership anticipates that they will continue to do so in fiscal 1998.

In  addition, the Partnership's liquidity has been  and
will continue to be affected by the sale of properties.
As   the   Partnership   has   fewer   income-producing
investments,  Partnership  cash  from  operations  will
decline,   as  will  Partnership  distributions.    The
Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

During  the  three months ended January 31,  1998,  the
Partnership's    cash   flow   from   operations    and
distributions received from its joint ventures exceeded distributions to investors (other than distributions from sales of property), capital expenditures, leasing commissions and contributions to joint ventures.

During  the  three months ended January 31,  1998,  the
Partnership incurred approximately $573,000  of  tenant
improvements,   building   improvements   and   leasing
commissions   at   the   Glenhardie   property.     The
Partnership also contributed approximately  $96,000  to
the   Chesterbrook  joint  venture  and   approximately
$59,000 to the Taxter joint venture, for its share of capital expenditures.

As of January 31, 1998, the Partnership has commitments
to fund approximately $711,000 for tenant improvements,
building  improvements and leasing commissions  and  to
contribute  approximately $1,145,000 for its  share  of
capital                expenditures                 and

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

leasing commissions at the Chesterbrook ($922,000) and Taxter ($223,000) joint ventures.

The Partnership may incur material capital expenditures
to  lease  vacant  space  at the  Laurel  Lakes  Centre
shopping  center.  The amount of such  expenditures  is
uncertain at this time.  To the extent that the  vacant
space   at   the   property  is  not   re-leased,   the
Partnership's cash flow will be reduced.

During  the remainder of 1998, the Partnership  expects
that  its  cash  flow from operations and distributions
received   from   its   joint  ventures   will   exceed
distributions    to   its   investors    (other    than
distributions  of  net proceeds from  property  sales).
The Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves and proceeds from future property sales in 1998.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may materially impact liquidity.

Other  assets  decreased during the three months  ended
January 31, 1998, primarily due to the amortization  of
prepaid  real  estate  taxes  (approximately  $254,000)
relating to Laurel Lakes Centre, and due to the sale of the Holcomb Woods property (approximately $215,000) in the first quarter of fiscal 1998.

On  February 25, 1998, the Partnership paid  the  first
quarter  distribution of $1.97 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$1,168,910  with $1,052,019 distributed to the  Limited
Partners and $116,891 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three month period ended January 31, 1998 compared to 1997 were primarily attributable to the following:

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Rental revenues, operating expenses and depreciation decreased primarily due to the sale of the Holcomb
Woods property in the first quarter of fiscal 1998.

Equity in earnings of joint ventures decreased due to the sale of the Tech Park Reston office park in the first quarter of fiscal 1997.

Other  income  increased during the three months  ended
January  31, 1998 compared to 1997 primarily due  to  a
lease   termination   fee  of  approximately   $110,000
received at the Glenhardie properties.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The office market in Valley Forge, Pennsylvania, the location of the Chesterbrook Corporate Center, has seen rental rates increase substantially and vacancy levels decline to approximately 10%, as large blocks of contiguous office space are limited in this market.
During the first quarter of 1998 occupancy at the property remained at 100%. The Partnership has entered into an agreement to sell this property. See Note 2 to the consolidated financial statements.

Glenhardie Corporate Center III and IV is also  located
in   Valley  Forge,  Pennsylvania.   During  the  first
quarter of 1998 occupancy at the property decreased slightly to 98%. The Partnership has entered into an agreement to sell this property. See Note 2 to the consolidated financial statements.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York, the location  of  Taxter
Corporate  Park, remained at approximately 17%  in  the
first  quarter,  and  the vacancy  level  in  the  west
Westchester  market  in which the building  is  located
remained  at  approximately  11%.   During  the   first
quarter of 1998, occupancy at the property remained  at
100%.   No  leases  for a significant amount  of  space
expire before 2001. The Partnership expects to market the property for sale during the second quarter of fiscal 1998.

Laurel Lakes Centre is located in a suburb of Baltimore
and Washington, D.C., where retail centers continue  to
experience  strong  competition and  lower  net  rental
rates.            The          market           vacancy

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

increased   from  approximately  16%  to   18%.    Many
retailers   in  this  market  continue  to   experience
financial  difficulties which has  negatively  affected
the  property. As of January 31, 1998, occupancy at the
property   was  72%.  The  Partnership  is  considering
redevelopment  alternatives  which  would  enhance  the
value  of  the  property, some of which  would  require
additional  investment by the Partnership.   No  leases
for  significant amounts of space expire  before  2005.
The Partnership plans to market the property for sale during fiscal 1998.

Westland Crossing is situated outside downtown  Detroit
and  is  in an overbuilt market with a current  vacancy
rate of approximately 13%.  A significant amount of new
retail   space  is  under  construction   which,   when
complete,  will  compete  with  Westland  Crossing  for
tenants.   During the first quarter of 1998,  occupancy
at  the  property  remained at  69%.   The  Partnership
continues to market approximately 27,000 square feet of space covered by a contingent lease signed at the beginning of the year to PetsMart which has been canceled. No leases for significant amounts of space expire before 2006. The Partnership plans to market the property for sale during fiscal 1998.

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

       (b) Reports on Form 8-K
           1.  Report dated November 7, 1997 reporting
the sale            of the Holcomb Woods property.

           2.  Report dated December 22, 1997 reporting
on the                   change in cash distributions.





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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date: March 17, 1998     By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President

Date: March 17, 1998     By:  /s/Lawrence Volpe
                            Lawrence Volpe
                            Controller
                            (Principal Financial and
Accounting Officer)
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

            Quarter Ended January 31, 1998

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1