Form 10-Q
period 1998-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1998-06-12
CIK 784161

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                            April 30,   October
31,
                                              1998      1997
                             ASSETS

Cash and cash equivalents                  $ 1,440,647  $
1,967,110

Real estate, at cost:
 Land                                                  8,823,904
10,023,904
 Buildings and improvements                 55,254,922
72,927,556
                                            64,078,826
82,951,460
 Accumulated depreciation                   13,601,423
20,484,407
                                            50,477,403
62,467,053

Real estate held for sale                        -     11,941,818

Investments in joint ventures                7,608,376
24,127,982

Deferred leasing commissions, net              277,201
799,948

Other assets                                 1,193,208
2,486,957

                                           $60,996,835
$103,790,868

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   303,021 $
652,515

Security deposits                               61,656
156,945
                                               364,677
809,460

Partners' capital (deficiency):
 General partners                           (8,448,006)
(8,453,230)
 Limited partners ($500 per Unit, 534,020 Units issued)
69,080,164                                  111,434,638

  Total partners' capital                   60,632,158
102,981,408

                                           $60,996,835
$103,790,868



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and six months ended April 30, 1998 and 1997
                              Three months ended            Six
months ended
                                    April 30,          April 30,
                                1998    1997       1998     1997
Revenues:
 Rental                     $ 1,795,753        $2,666,219   $
4,075,386                   $5,511,095
 Equity in earnings of joint ventures           17,254,114
577,905                      17,865,015         2,408,927
 Interest                       127,848            96,400
197,175                        196,451
 Other                           32,477            11,386
262,698                         40,937
 Gains on sales of real estate         9,526,466              -
15,716,729                        -

                             28,736,658         3,351,910
38,117,003                   8,157,410

Expenses:
 Property operating             757,221           953,826
1,564,313                    1,741,260
 Depreciation                   378,720           779,205
1,022,814                    1,531,159
 Amortization                    29,396            87,679
70,920                         155,161
 General and administrative     227,229           222,529
431,699                        516,548

                              1,392,566         2,043,239
3,089,746                    3,944,128

Net income                  $27,344,092        $1,308,671
$35,027,257                 $4,213,282

Net income allocated to:
 Limited partners           $27,234,797        $1,177,804
$34,768,671                 $3,884,910
 General partners               109,295           130,867
258,586                        328,372
                            $27,344,092        $1,308,671
$35,027,257                 $4,213,282

Net income per Unit of limited
 partnership interest       $     51.00        $     2.21   $
65.11                       $     7.28













  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1998

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1997               $111,434,638
$(8,453,230)                       $102,981,408

Net income                           34,768,671
258,586                              35,027,257

Cash distributions                  (77,123,145)
(253,362)                           (77,376,507)

Partners' capital (deficiency)
 at April 30, 1998                 $ 69,080,164
$(8,448,006)                       $ 60,632,158































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1998 and 1997
                                                   1998
1997
Cash flows from operating activities:
 Net income                                   $ 35,027,257  $
4,213,282
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                1,022,814
1,531,159
     Amortization                                   70,920
155,161
     Gain on sale of real estate               (15,716,729)
-
     Equity in earnings of joint ventures      (17,865,015)
(2,408,927)
     (Increase) decrease in operating assets:
      Deferred expenses                           (328,024)
(136,074)
      Other assets                               1,046,618
945,223
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(401,726)                                          (60,709)
      Security deposits                             10,376
(4,810)

       Net cash provided by operating activities
2,866,491                                        4,234,305

Cash flows from investing activities:
 Proceeds from disposition of real estate       40,487,606
-
 Additions to real estate                         (888,674)
(320,262)
 Investments in joint ventures                    (447,638)
(362,575)
 Distributions from joint ventures              34,832,259
19,782,711

       Net cash provided by investing activities
73,983,553                                      19,099,874

Cash flows from financing activities:
 Cash distributions                            (77,376,507)
(22,603,564)

Increase (decrease) in cash and cash equivalents
(526,463)                                          730,615

Cash and cash equivalents at beginning of period
1,967,110                                        2,380,612

Cash and cash equivalents at end of period    $  1,440,647  $
3,111,227













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

The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent
Place Associates Limited Partnership on a consolidated basis. The Partnership's interests in Taxter Corporate
Park, Tech Park Reston and the partnership which owned an interest in Chesterbrook Corporate Center were accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for gains on sales of real estate (see Note 2), such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Real Estate

On  November 7, 1997 the Partnership sold the land  and
building  which comprise the Holcomb Woods property  to
W9/LWS Real Estate Limited Partnership, an unaffiliated
party, for $19,112,500. The purchase price was paid  in
cash,       and      the      Partnership      received

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

proceeds of approximately $18.7 million, net of closing
costs.    On   November   26,  1997   the   Partnership
distributed these net proceeds ($35.06 per  Unit)  100%
to Limited Partners.

On  April  1,  1998 the Partnership sold the  land  and
buildings   which  comprise  the  Glenhardie  Corporate
Center III and IV properties ("Glenhardie III and  IV")
and  an affiliated partnership sold its interest in the
remaining  properties at Glenhardie  Corporate  Center.
In   addition,  the  Partnership,  another   affiliated
partnership  and  an affiliate of the Managing  General
Partner  sold  the  Chesterbrook Corporate  Center,  in
which  the  Partnership has a 26.7% interest through  a
joint venture, to an unaffiliated entity. The aggregate
price  of  the  properties sold was approximately  $168
million  of  which  approximately  $22.1  million   was
allocated  to  Glenhardie III and IV, and approximately
$126.1  million,  of which the Partnership's  share  is
approximately  $33.7  million,  was  allocated  to  the
Chesterbrook Corporate Center.  The purchase price  was
paid  in  cash  at  closing.  The Partnership  received
proceeds, net of closing costs and other deductions, of
approximately   $22   million   and   $33.4    million,
respectively, for the sale of the Glenhardie III and IV
properties and its share of the proceeds from the  sale
of  the  Chesterbrook Corporate Center.  On  April  14,
1998,   the   Partnership  distributed  $56.1   million
($105.09 per Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of the Chesterbrook Corporate
Center and from the remaining proceeds from the sale of the Technology Park property. The distribution was paid 100% to Limited Partners.

Pursuant   to   the   sale  Agreement,   escrows   were
established   for   the  costs  of   certain   building
improvements     and    tenant    improvements     (the
"Improvements").   In  addition  to  payment   of   the
purchase  price,  at  closing the Purchasers  deposited
into these escrows approximately $3.9 million, of which
approximately $2.3 million relates to the  Chesterbrook
Corporate  Center.   Any  balances  remaining  in   the
escrows  relating to the Chesterbrook Corporate  Center
after  the Improvements are completed will be delivered
to  the  Partnership. If the costs of  Improvements  at
Chesterbrook   Corporate  Center  exceed   the   escrow
established                therefor,                the

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

Partnership, through DWR Chesterbrook Associates, will be required to fund the excess costs.

Cash flow from Glenhardie III and IV, excluding sale proceeds approximated $830,000 and $855,000 for the quarters ended April 30, 1998 and 1997, respectively.
The  Partnership's share of cash flow from Chesterbrook
Corporate Center, excluding sale proceeds, approximated
$1,034,000 and $1,335,000 for the quarters ended  April
30, 1998 and 1997, respectively.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property  management services for  five  properties  as
well   as   for  five  buildings  at  the  Chesterbrook
Corporate  Center.  The Partnership incurred management
fees of approximately $129,000 and $125,000 for the six
months  ended  April  30, 1998 and 1997,  respectively.
These   amounts  are  included  in  property  operating
expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the six months ended April  30,  1998
and   1997,   the  Partnership  incurred  approximately
$269,000   and   $319,000,  respectively,   for   these
services.   These amounts are included in  general  and
administrative expenses.

As of April 30, 1998, the affiliates were owed a total of approximately $62,300 for these services.

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

5. Subsequent Distribution

On May 27, 1998, the Partnership paid the second quarter cash distribution of $1.50 per Unit to the Limited Partners. The total cash distribution amounted to $890,033, with $801,030 distributed to the Limited
Partners and $89,003 to the General Partners.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL                     CONDITION AND RESULTS  OF
OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased,  directly  or  through   a
partnership  interest, six office properties  and  five
retail  properties. Through April 30, 1998, five office
and  three  retail  properties  have  been  sold.   The
Partnership's  acquisition program has been  completed.
No additional investments are planned.

On  November 7, 1997, the Partnership sold the  Holcomb
Woods  property.   (See  Note  2  to  the  consolidated
financial  statements).  On  November  26,   1997   the
Partnership distributed $18.7 million ($35.06 per Unit)
of net proceeds from the sale, representing a return of
invested  capital.  The distribution was paid  100%  to
Limited  Partners.  Net income from the  Holcomb  Woods
property  for the first quarter of 1998 was  $6,225,708
(including  gain  on  the  sale  of  the  property   of
$6,190,263). Cash flow from operations for the first quarter of 1998 was approximately $130,000.

On  April  1, 1998, the Partnership sold the Glenhardie
III  and  IV properties and the Chesterbrook  Corporate
Center  joint  venture  sold its  property  investment.
(See  Note 2 to the consolidated financial statements).
On  April  14, 1998, the Partnership distributed  $56.1
million  ($105.09  per Unit) of net proceeds  from  the
sale of the Glenhardie III and IV properties, its share
of  the  proceeds  from the sale  of  the  Chesterbrook
Corporate  Center and from the remaining proceeds  from
the   sale   of  the  Technology  Park  property.   The
distribution  was paid 100% to Limited  Partners.   Net
income  from  the Glenhardie III and IV properties  and
the   Partnership's   equity  in  earnings   from   the
Chesterbrook  Corporate Center joint  venture  for  the
second  quarter was $10,074,455 (including gain on  the
sale  of  the properties of $9,526,466) and $17,528,821
(including  gain  on  the  sale  of  the  property   of
$16,724,672), respectively.  Cash flow from  operations
from  the  Glenhardie  III and IV  properties  and  the
Partnership's  share  of  the  Chesterbrook   Corporate
Center   were  approximately  $239,000  and   $149,000,
respectively.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

As a result of the sales of the Glenhardie III and IV properties and the Chesterbrook Corporate Center, the Partnership reduced the quarterly distribution from $1.97 per Unit to $1.50 per Unit, beginning with the May 1998 distribution.

The Partnership's liquidity depends upon cash flow from
operations  of  its  properties  and  expenditures  for
building improvements, tenant improvements and  leasing
commissions.   During the six months  ended  April  30,
1998, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that its remaining properties will continue to do so for the remainder of fiscal 1998.

In  addition, the Partnership's liquidity has been  and
will continue to be affected by the sale of properties.
As   the   Partnership   has   fewer   income-producing
investments,  Partnership  cash  from  operations  will
decline,   as  will  Partnership  distributions.    The
Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

During  the six months ended April 30, 1998,  excluding
proceeds  and distribution amounts relating to property
sales, the Partnership's cash flow from operations  and
distributions received from its joint ventures exceeded
distributions   to  investors,  capital   expenditures,
leasing   commissions   and  contributions   to   joint
ventures.

During  the  six  months  ended  April  30,  1998,  the
Partnership incurred approximately $1,217,000 of tenant
improvements,   building   improvements   and   leasing
commissions  at  the  Glenhardie  ($1,108,000),  Laurel
Lakes   ($28,000)   and  Westland  Crossing   ($81,000)
properties.     The   Partnership   also    contributed
approximately   $339,000  to  the  Chesterbrook   joint
venture and approximately $109,000 to the Taxter joint venture, for its share of capital expenditures and leasing commissions.

As  of  April 30, 1998, the Partnership has commitments
to fund approximately $154,000 for tenant improvements,
building  improvements and leasing commissions  and  to
contribute approximately $240,000, its share of capital
expenditures  and  leasing commissions  to  the  Taxter
Corporate  Park joint venture. The Partnership  through
DWR    Chesterbrook    Associates    may    also     be

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

required  to  fund  certain costs at  the  Chesterbrook
property.   (See  Note 2 to the consolidated  financial
statements).

The Partnership may incur material capital expenditures
to  lease  vacant  space  at the  Laurel  Lakes  Centre
shopping  center.  The amount of such  expenditures  is
uncertain at this time.  To the extent that the  vacant
space   at   the   property  is  not   re-leased,   the
Partnership's cash flow will be reduced.

During  the remainder of 1998, the Partnership  expects
that  its  cash  flow from operations and distributions
received   from   its   joint  ventures   will   exceed
distributions   to   Limited   Partners   (other   than
distributions of net proceeds from property sales). The
Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves and proceeds from future property sales in 1998.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may materially impact liquidity.

Other  assets  decreased during the  six  months  ended
April 30, 1998, primarily due to the amortization of prepaid real estate taxes (approximately $386,000) and collection of certain tenant receivables (approximately
$227,000) relating to Laurel Lakes Centre, and due to the sale of the Holcomb Woods (approximately $215,000) and Glenhardie III and IV properties (approximately
$211,000).

On  May  27,  1998,  the Partnership  paid  the  second
quarter  distribution of $1.50 per Unit to the  Limited
Partners.   The  total  cash distribution  amounted  to
$890,033  with  $801,030  distributed  to  the  Limited
Partners and $89,003 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended April 30,  1998
compared to 1997 were primarily attributable to the following:


    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Rental revenues, operating expenses and depreciation and amortization decreased during the three- and six-month periods primarily due to the sale of the Holcomb
Woods and Glenhardie III and IV properties in the first and second quarter of fiscal 1998, respectively.

The increases in equity in earnings of joint ventures during the three- and six-month periods are primarily due to the sale of the Chesterbrook Corporate Park.

Other  income  increased during the  six  months  ended
April  30,  1998 compared to 1997 primarily  due  to  a
lease   termination   fee  of  approximately   $110,000
received at the Glenhardie properties.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

During  fiscal 1998, the overall vacancy level  in  the
office  market  in Westchester County,  New  York,  the
location  of  Taxter Corporate Park,  has  remained  at
approximately 17%, and the vacancy level  in  the  west
Westchester  market  in which the building  is  located
decreased  from  11% to 9%.  Market  rental  rates  are
currently  stable and there is little new  construction
in this market. Occupancy at the property during fiscal
1998   has   remained   at  100%.  Leases   aggregating
approximately 11% and 31% of the property's space are scheduled to expire in 1999 and 2001, respectively.
The Partnership is currently marketing the property for sale, with the objective of completing the sale before October 31, 1998. However, there can be no assurance that the Property will be sold.

Laurel Lakes Centre is located in a suburb of Baltimore
and Washington, D.C., where retail centers continue  to
experience  strong competition.  The market vacancy  is
approximately 16% with rental rates increasing slightly
for  the  quarter ended April 30, 1998.  Many retailers
in   this   market  continue  to  experience  financial
difficulties   which  have  negatively   affected   the
property.  As  of  April  30, 1998,  occupancy  at  the
property   remained   at  72%.   The   Partnership   is
considering  redevelopment  alternatives  which   would
enhance the value of the property, some of which would require additional investment by the Partnership. No leases for significant amounts of space expire before 2005. The Partnership plans to market the property for sale during fiscal 1998.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Westland Crossing is situated outside downtown  Detroit
in  an overbuilt market with a current vacancy rate  of
approximately 13%. During the second quarter  of  1998,
occupancy  at the property decreased slightly  to  68%.
The   Partnership  continues  to  market  approximately
27,000  square  feet  of vacant  anchor  space  and  is
negotiating   with   a   national   tenant   to   lease
approximately  25,000 square feet of this  space.   The
Partnership  is also investigating other  redevelopment
alternatives which are intended to enhance the value of
the  property,  some of which would require  additional
investment   by   the  Partnership.   No   leases   for
significant amounts of space expire before  2006.   The
Partnership is currently marketing the property for sale with the objective of completing the sale before October 31, 1998. However, there can be no assurance that the property will be sold.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On  December 27, 1995, a purported class action lawsuit
(the  "Grigsby  Action")  naming  various  public  real
estate partnerships sponsored by Realty (including  the
Partnership  and  its  Managing  General  Partner   and
Associate   General  Partner),  Realty,   Dean   Witter
Reynolds  Inc.  ("DWR") and others  as  defendants  was
filed  in  Superior Court in California.  The complaint
alleged fraud, negligent misrepresentation, intentional
and   negligent  breach  of  fiduciary   duty,   unjust
enrichment  and related claims and sought  compensatory
and   punitive  damages  in  unspecified  amounts   and
injunctive  and other equitable relief.  The defendants
removed  the  case to the United States District  Court
for  the Southern District of California.  Pursuant  to
an  order  of the U.S. District Court for the  southern
District  of  California  entered  May  24,  1996,  the
Grigsby  Action  was transferred to the  U.S.  District
Court for the Southern District of New York.  The  case
was dismissed by stipulation of the parties dated March
6,   1997   and  refiled  and  consolidated  with   the
Consolidated Action (as defined below).

On  February 14, 1996, a purported class action lawsuit
(the  "Schectman  Action") naming various  public  real
estate partnerships sponsored by Realty (including  the
Partnership and its Managing General Partner),  Realty,
Dean  Witter,  Discover  &  Co.  ("DWD")  and  DWR   as
defendants was filed in the Chancery Court of  Delaware
for  New Castle County (the "Delaware Chancery Court").
On  February 23, 1996, a purported class action lawsuit
(the  "Dosky Action") naming various public real estate
partnerships   sponsored  by  Realty   (including   the
Partnership and its Managing General Partner),  Realty,
DWD,  DWR  and  others as defendants was filed  in  the
Delaware  Chancery  Court.  On  February  29,  1996,  a
purported  class  action lawsuit (the  "Segal  Action')
naming   various   public  real   estate   partnerships
sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court.
On  March  13,  1996, a purported class action  lawsuit
(the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District
Court for the District of Maryland.
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Thereafter, the Schectman Action, the Dosky Action  and
the  Segal Action were consolidated in a single  action
(the  "Consolidated Action") in the  Delaware  Chancery
Court.    The   Young  Action  was  dismissed   without
prejudice.   The plaintiffs in the Young Action  joined
the Consolidated Action.

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

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits.
           An exhibit index has been filed as part of this
           Report on Page E1.

       (b) Reports on Form 8-K.
                     1.    Report dated April  1,  1998
               reporting  the  sale of  the  Glenhardie
               Corporate    Center   and   Chesterbrook
               Corporate Center.





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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date: June 12, 1998      By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President

Date: June 12, 1998      By:  /s/Charles M. Charrow
                            Charles M. Charrow
                            Controller
                            (Principal Financial and
Accounting Officer)
    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

             Quarter Ended April 30, 1998

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1