Form 10-Q
period 1998-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1998-09-14
CIK 784161

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                             July 31,   October
31,
                                              1998      1997
                             ASSETS

Cash and cash equivalents                  $ 2,505,850  $
1,967,110

Real estate, at cost:
 Land                                                  8,823,904
10,023,904
 Buildings and improvements                 55,274,320
72,927,556
                                            64,098,224
82,951,460
 Accumulated depreciation                   13,979,352
20,484,407
                                            50,118,872
62,467,053

Real estate held for sale                        -     11,941,818

Investments in joint ventures                7,561,896
24,127,982

Deferred leasing commissions, net              345,297
799,948

Other assets                                 1,439,934
2,486,957

                                           $61,971,849
$103,790,868

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   603,633 $
652,515

Security deposits                               75,844
156,945
                                               679,477
809,460

Partners' capital (deficiency):
 General partners                           (8,418,200)
(8,453,230)
 Limited partners ($500 per Unit, 534,020 Units issued)
69,710,572                                  111,434,638

  Total partners' capital                   61,292,372
102,981,408

                                           $61,971,849
$103,790,868



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and nine months ended July 31, 1998 and 1997
                              Three months ended            Nine
months ended
                                    July 31,            July 31,
                                1998    1997       1998     1997
Revenues:
 Rental                     $1,547,430         $2,644,590   $
5,622,816                   $ 8,155,685
 Equity in earnings of joint ventures             794,779
638,392                      18,659,794          3,047,319
 Interest                       22,977             27,409
220,152                         223,860
 Other                          81,966             25,481
344,664                          66,418
 Gain on sale of real estate             10,807               -
15,727,536                        -

                             2,457,959          3,335,872
40,574,962                   11,493,282

Expenses:
 Property operating            246,819            852,367
1,811,132                     2,593,627
 Depreciation                  377,929            857,060
1,400,743                     2,388,219
 Amortization                   13,057             82,410
83,977                          237,571
 General and administrative    269,906            241,860
701,605                         758,408

                               907,711          2,033,697
3,997,457                     5,977,825

Net income                  $1,550,248         $1,302,175
$36,577,505                 $ 5,515,457

Net income allocated to:
 Limited partners           $1,431,438         $1,171,957
$36,200,109                 $5,056,867
 General partners              118,810            130,218
377,396                        458,590
                            $1,550,248         $1,302,175
$36,577,505                 $5,515,457

Net income per Unit of limited
 partnership interest       $     2.68         $     2.19   $
67.79                       $     9.47













  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1998

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1997               $111,434,638
$(8,453,230)                       $102,981,408

Net income                           36,200,109
377,396                              36,577,505

Cash distributions                  (77,924,175)
(342,366)                           (78,266,541)

Partners' capital (deficiency)
 at July 31, 1998                  $ 69,710,572
$(8,418,200)                       $ 61,292,372































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1998 and 1997
                                                   1998
1997
Cash flows from operating activities:
 Net income                                   $ 36,577,505  $
5,515,457
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                1,400,743
2,388,219
     Amortization                                   83,977
237,571
     Gain on sale of real estate               (15,727,536)
-
     Equity in earnings of joint ventures      (18,659,794)
(3,047,319)
   (Increase) decrease in operating assets:
      Deferred expenses                           (409,177)
(140,731)
      Other assets                                 799,892
1,042,527
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(90,307)                                             9,101
      Security deposits                             24,564
(1,661)

       Net cash provided by operating activities
3,999,867                                        6,003,164

Cash flows from investing activities:
 Proceeds from disposition of real estate       40,487,606
-
 Additions to real estate                         (908,072)
(426,544)
 Investments in joint ventures                    (589,792)
(524,264)
 Distributions from joint ventures              35,815,672
20,932,789

       Net cash provided by investing activities
74,805,414                                      19,981,981

Cash flows from financing activities:
 Cash distributions                            (78,266,541)
(25,184,661)

Increase in cash and cash equivalents              538,740
800,484

Cash and cash equivalents at beginning of period
1,967,110                                        2,380,612

Cash and cash equivalents at end of period    $  2,505,850  $
3,181,096













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

2. Real Estate

On November 7, 1997 the Partnership sold the Holcomb Woods property to an unaffiliated party for $19,112,500. The purchase price was paid in cash, and the Partnership received proceeds, net of closing costs, of approximately $18.7 million. November 26, 1997 the Partnership

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         Notes to Consolidated Financial Statements

distributed these net proceeds ($35.06 per Unit) 100% to Limited Partners.

On April 1, 1998 the Partnership sold the land and buildings which comprise the Glenhardie Corporate Center III and IV properties ("Glenhardie III and IV") and an affiliated partnership sold its interest in the remaining properties at Glenhardie Corporate Center. In addition, the Partnership, another affiliated partnership and an affiliate of the Managing General Partner sold the Chesterbrook Corporate Center, in which the Partnership has a 26.7% interest through a joint venture, to an unaffiliated entity. The aggregate price of the properties sold was approximately $168 million, of which approximately $22.1 million was allocated to Glenhardie III and IV, and approximately $126.1 million (of which the Partnership's share is approximately $33.7 million) was allocated to the Chesterbrook Corporate Center. The purchase price was paid in cash at closing. The Partnership received proceeds, net of closing costs and other deductions, of approximately $22 million and $33.4 million, respectively, for the sale of the Glenhardie III and IV properties and its share of the proceeds from the sale of the Chesterbrook Corporate Center. On April 14, 1998, the Partnership distributed $56.1 million ($105.09 per Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of the Chesterbrook Corporate Center and from the remaining proceeds from the sale of the Technology Park property. The distribution was paid 100% to Limited Partners.

Pursuant to the sale agreement, escrows were established for the costs of certain building improvements and tenant improvements (the "Improvements"). In addition to payment of the purchase price, at closing the purchasers deposited into these escrows approximately $3.9 million, of which approximately $2.3 million relates to the Chesterbrook Corporate Center. Any balances remaining in the escrows relating to the Chesterbrook Corporate Center after the
Improvements are completed will be delivered to the Partnership. If the costs of Improvements at Chesterbrook Corporate Center exceed the escrow established therefor, the Partnership, through DWR Chesterbrook Associates, will be required to fund the excess costs.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         Notes to Consolidated Financial Statements

3. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for five properties as well as for five buildings at the Chesterbrook Corporate Center. The Partnership incurred management fees of approximately $195,000 and $190,000 for the nine months ended July 31, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1998 and 1997, the Partnership incurred approximately $386,000 and $476,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of July 31, 1998, the affiliates were owed a total of approximately $57,000 for these services.

4. Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.

5. Subsequent Distribution

On August 31, 1998, the Partnership paid the third quarter cash distribution of $1.50 per Unit to the Limited Partners. The total cash distribution amounted to $890,033, with $801,030 distributed to the Limited Partners and $89,003 to the General Partners.
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 7.MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership purchased, directly or through a partnership interest, six office properties and five retail properties. Through July 31, 1998, five office and three retail properties have been sold. The Partnership's acquisition program has been completed. No additional investments are planned.

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

On April 1, 1998, the Partnership sold the Glenhardie III and IV properties and the Chesterbrook Corporate Center joint venture sold its property investment. (See Note 2 to the consolidated financial statements). On April 14, 1998, the Partnership distributed $56.1 million ($105.09 per Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of the Chesterbrook Corporate Center and from the remaining proceeds from the sale of the Technology Park property. The distribution was paid 100% to Limited Partners. Net income from the Glenhardie III and IV properties and the Partnership's equity in earnings from the Chesterbrook Corporate Center joint venture for the nine months ended July 31, 1998 was approximately $10.1 million (including gain on the sale of the properties of approximately $9.5 million) and approximately $17.9 million (including gain on the sale of the property of approximately $17.0 million), respectively. Cash flow from operations from the Glenhardie III and IV properties and the Partnership's share of the Chesterbrook Corporate Center were approximately $918,000 and $1,126,000, respectively.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

As a result of the sales of the Glenhardie III and IV properties and the Chesterbrook Corporate Center, the Partnership reduced the quarterly distribution from $1.97 per Unit to $1.50 per Unit, beginning with the May 1998 distribution.

The joint venture which owns the Taxter office property is currently marketing the property for sale, and the Managing General Partner will market the Laurel Lakes Centre and
Westland Crossing shopping centers for sale during the fourth quarter of 1998. However, there can be no assurance that these properties will be sold.

The Partnership's liquidity depends upon cash flow from operations of its properties and expenditures for building improvements, tenant improvements and leasing commissions. During the nine months ended July 31, 1998, all of the Partnership's properties and joint venture interests generated positive cash flow from operations, and the Partnership anticipates that its remaining properties will continue to do so for the remainder of fiscal 1998.

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of properties. As the Partnership has fewer income-producing investments, Partnership cash from operations will decline, as will
Partnership distributions. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions.

During the nine months ended July 31, 1998, excluding proceeds and distribution amounts relating to property sales, the Partnership's cash flow from operations and distributions received from its joint ventures exceeded distributions to investors, capital expenditures, leasing commissions and contributions to joint ventures.

During the nine months ended July 31, 1998, the Partnership incurred approximately $1,317,000 of tenant improvements, building improvements and leasing commissions primarily relating to the Glenhardie property. The Partnership also contributed approximately $339,000 to the Chesterbrook joint venture and approximately $251,000 to the Taxter joint venture, for its share of capital expenditures and leasing commissions.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

As of July 31, 1998, the Partnership has commitments to contribute approximately $106,000, its share of capital expenditures and leasing commissions to the Taxter Corporate Park joint venture. The Partnership, through DWR Chesterbrook Associates, may also be required to fund certain costs at the Chesterbrook property. (See Note 2 to the consolidated financial statements).

In August 1998, the Partnership signed a new lease with Michaels Stores, Inc., for approximately 18% of the space at Westland Crossing; the lease is expected to be effective July 1999. Under the terms of the lease, the Partnership has commitments to fund approximately $1,100,000 of tenant-related capital expenditures and leasing commissions. The Partnership expects to fund approximately 30% of these expenditures from cash reserves and the remainder from proceeds from property sales.

The Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre shopping centers. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at the property is not re-leased, the Partnership's cash flow will be reduced.

During the remainder of 1998, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to Limited Partners (other than distributions of net proceeds from property sales). The Partnership expects to fund a portion of capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves and proceeds from future property sales.

Except as discussed herein and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may materially impact liquidity.

On August 31, 1998, the Partnership paid the third quarter distribution of $1.50 per Unit to the Limited Partners. The total cash distribution amounted to $890,033 with $801,030 distributed to the Limited Partners and $89,003 to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1998 compared to 1997 were primarily attributable to the following:
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Rental revenues, operating expenses and depreciation and amortization decreased during the three- and nine-month periods primarily due to the sale of the Holcomb Woods and Glenhardie III and IV properties in the first and second quarter of fiscal 1998, respectively. Property operating expenses also decreased during the third quarter because of the recovery of approximately $335,000 of rents receivable from a tenant at Laurel Lakes Centre which had previously been reserved.

The increases in equity in earnings of joint ventures during the three- and nine-month periods are primarily due to the sale of the Chesterbrook Corporate Park.

Other income increased during the nine months ended July 31, 1998 compared to 1997 primarily due to lease termination fees received at the Glenhardie properties and Laurel Lakes
Centre.

A   summary  of  the  markets  in  which  the  Partnership's
properties are located and the performance of each property is as follows:

Recently, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, decreased from 17% to 14%; however, the vacancy level in the west Westchester market in which the building is located increased from 9% to 13%. Market rental rates are currently stable and there is little new construction in this market. During the nine months ended July 31, 1998, occupancy at the property remained at 100%. Leases aggregating approximately 11% and 31% of the property's space are scheduled to expire in 1999 and 2001, respectively.

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C., where retail centers continue to experience strong competition. The market vacancy is approximately 16% with rental rates increasing slightly. During the third quarter of 1998, occupancy at the property increased to 73%. No leases for significant amounts of space expire before 2005.

Westland Crossing is situated outside downtown Detroit in an overbuilt market with a current vacancy rate of approximately 13%. During the third quarter of 1998, occupancy at the property remained at 68%. In August 1998, the Partnership signed a new 10-year lease, for aprpoximately 18% of the property's space, with Michaels Stores, Inc.; this lease is expected to be effective July 1999. No leases for significant amounts of space expire before 2006.
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998.

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits.
           An exhibit index has been filed as part of this Report on Page E1.

       (b) Reports on Form 8-K.
                    None.





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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date: September 14, 1998 By:  /s/E. Davisson Hardman, Jr.
                            E. Davisson Hardman, Jr.
                            President

Date: September 14, 1998 By:  /s/Charles M. Charrow
                            Charles M. Charrow
                            Controller
                            (Principal Financial and
Accounting Officer)
       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 Quarter Ended July 31, 1998

                        Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule






























                             E1