Form 10-K
period 1998-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1999-01-27
CIK 784161

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-K

 [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended October 31, 1998

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

The proceeds from the offering were used to make equity investments in six office properties and five retail properties which were acquired without mortgage debt. All but one office and two retail properties were sold by October 31, 1998. The remaining properties are described in
Item 2 below.

The Partnership currently is marketing for sale two properties and plans to market for sale its remaining
property   during  fiscal  1999,  with  the   objective   of
completing sales of such properties by the end of 1999. There can be no assurance that the Partnership will be able to achieve these objectives.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1998, the Partnership owned directly or
through partnership interests the following three property
interests, none of which is encumbered by indebtedness.
Generally, the leases pertaining to the properties provide
for pass-throughs to the tenants of their pro-rata share of
certain operating expenses.  In the opinion of the Managing
General Partner, all of the properties are adequately
covered by insurance.
                      Year  Acquisition Net Rentable
Type of
                    Completed/         Cost        Area
Ownership of land
Property and Location       Acquired  ($000)   (000 sq. ft.)
and Improvements
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

In the first quarter of fiscal 1998, the Partnership sold the Holcomb Woods property which is located in Roswell, Georgia. In the second qurter of fiscal 1998, the Partnership sold the Glenhardie Corporate Center III and IV properties and its share of the Chesterbrook property (owned 26.7% by the Partnership), all of which are located in Valley Forge, Pennsylvania.

An affiliate of the Partnership is the property manager for Taxter Corporate Park and Westland Crossing.

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

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & Co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General

Partner), Realty, DWR, MWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

On July 17, 1998 the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the
Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware
Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6, 1999.

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

As of January 6, 1999, there were 34,238 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended October 31, 1998, the Partnership paid cash distributions aggregating $147.42 per Unit (including
(a) $35.06 per Unit from the net proceeds from the sale of the Holcomb Woods property, and (b) $105.09 per Unit from the net proceeds from the sale of the Glenhardie III and IV properties, its share of proceeds from the sale of the
Chestebrook property and the remaining proceeds from the sale of the Technology Park property). Total distributions were $79,156,575, with $78,725,205 distributed to the Limited Partners and $431,370 to the General Partners. The distributions of proceeds from the sales of the Partnership's property interests were paid 100% to the Limited Partners. During the year ended October 31, 1997, the Partnership paid quarterly cash distributions aggregating $49.95 per Unit (including $31.55 of proceeds from the sale of the Tech Park property). Total distributions were $27,765,758, with $26,673,984 distributed to Limited Partners and $1,091,774 to the General Partners.

The Partnership did not make a distribution following the fourth quarter of fiscal 1998 and does not anticipate making regular distibutions to its partners in the future. Future cash distribution levels will fluctuate based primarily on sales of the Partnership's remaining properties and future cash distributions will be paid from proceeds received from such property sales and cash reserves.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:
                            For the years ended October 31,

                19981      19972              19963     1995
1994
Total  revenues     $  41,694,717         $  14,751,226    $
16,198,761  $  8,946,798       $ 20,279,777

Net  income  (loss) $  36,838,054         $   6,739,122    $
(4,954,508) $ (3,564,379)4     $  9,711,910

Net income
 (loss) per
 Unit of
 limited
 partnership
   interest    $      68.22         $        11.53         $
(8.35)      $      (6.24)      $      16.37

Cash distribu-
 tions paid
 per Unit of
 limited
 partnership
   interest5   $      147.42        $        49.95         $
87.98       $      22.81       $       8.69

Total assets at
     October     31    $    61,013,479          $103,790,868
$124,778,502         $177,988,847       $195,350,000

1    Revenues and net income include the effect of the sales
of  the Holcomb Woods property, the               Glenhardie
III and IV properties, and the Partnership's interest in the
Chesterbrook property.

2 Revenues and net income include the effect of the sale of the Tech Park property.

3 Revenues  and net loss include the effect of the  sale  of the Delta Center, Fashion Corners, and Hall Road shopping centers. Net loss also includes losses on impairment of the Glenhardie and Holcomb Woods properties of $4.7 million and $7.7 million, respectively.

4 Includes a $1.3 million writedown of real estate held for sale and the Partnership's share ($11.5 million) of loss on impairment of the Chesterbrook property.

5        Distributions  paid  to  limited  partners  include
returns of capital per Unit of limited partnership interest of $82.26, $49.95, $87.98, $22.81, and $8.69 for
the  years ended October 31, 1998, 1997,        1996,  1995,
and  1994,  respectively, calculated as the excess  of  cash
distributed per Unit over           accumulated earnings per
Unit not previously distributed.
The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION      AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership purchased, directly or through a partnership interest, six office properties and five retail properties. Through October 31, 1998, five office properties and three retail properties have been sold. The Partnership's acquisition program has been completed. No additional investments are planned.

On November 7, 1997, the Partnership sold the Holcomb Woods property. See Note 5 to the consolidated financial statements. On November 26, 1997, the Partnership distributed $18.7 million ($35.06 per Unit), the net proceeds from the sale, representing a return of invested capital. The distribution was paid 100% to Limited Partners.

On April 1, 1998, the Partnership sold the Glenhardie III and IV properties and the Chesterbrook Corporate Center joint venture sold its property investment. See Note 5 to the consolidated financial statements. On April 14,1998, the Partnership distributed $56.1 million ($105.09 per Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of the Chesterbrook Corporate Center, and the remaining proceeds from the sale of the Technology Park property. The distribution was paid 100% to Limited Partners.

The Managing General Partner currently is marketing for sale the Westland Crossing and Taxter properties and will begin marketing for sale in fiscal 1999 the Laurel Lakes Centre property, with the objective of completing sales of all properties during 1999. However, there can be no assurance that the Partnership will be able to achieve these objectives.

During fiscal 1998, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, increased slightly from 17% to 18%. Also during fiscal 1998, the vacancy level in the west Westchester market in which the building is located increased from 11% to 14%. The average occupancy at the property during fiscal 1998 was approximately 99%, and at October 31, 1998, the property was 98% occupied. The property is leased to 17 tenants. KLM Royal Dutch Airlines ("KLM") owns a long-term leasehold in approximately 20% of the the space at the property. Leases aggregating approximately 13% of the property's space expire in fiscal 1999. The lease of Fuji Photo Film (for approximately 28% of the property's space) expires in fiscal 2001. No other tenants occupy more than 10% of the property.

To maximize the value of the Taxter property, the joint venture which owns the Taxter property has entered into an agreement with KLM to purchase KLM's leasehold interest (see note 6 to the Consolidated Financial Statements). The purchase is expected to close in 1999; however, each partner's share of the purchase price has yet to be determined.

Upon completion of the acquisition, KLM will vacate approximately 13% of the property's space. The joint venture is discussing leasing the vacant space to several existing tenants at the property. The joint venture is likely to incur significant tenant-related capital expenditures and leasing commissions in connection with the leasing of the vacant space. The Partnership plans to fund its share of the costs to acquire the KLM leasehold interest and to lease the vacant space using existing cash reserves and proceeds from the sale of the Westland Crossing or Laurel Lakes Centre property.


The Partnership's liquidity is primarily affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments and Partnership cash from operations decreases. The Partnership also requires less cash reserves to fund capital expenditures and leasing commissions. Generally, future cash distributions will be paid from proceeds from sales of the Taxter, Westland Crossing and Laurel Lakes Centre properties and cash reserves.

During the year ended October 31, 1998, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that the Westland Crossing, Laurel Lakes and the Taxter properties will continue to do so during the period that the Partnership continues to own its interest in them.

In 1998, excluding proceeds and distribution amounts relating to property sales, Partnership distributions to investors, capital expenditures, leasing commissions, and contributions to its joint ventures exceeded cash flow from operations and distributions received from its joint ventures. This shortfall was funded from cash reserves which the Partnership determined were in excess of its needs. The Partnership believes remaining cash reserves will be sufficient for its future needs.

In 1998, the Partnership incurred approximately $1,317,000 of tenant improvements and leasing commissions, primarily relating to the Glenhardie properties. The Partnership also contributed approximately $310,000 to the Chesterbrook joint venture and $288,000 to the Taxter joint venture for its share of capital expenditures and leasing commissions.

As of October 31, 1998, the Partnership has commitments to fund approximately $95,000 for its share of capital expenditures and leasing commissions at the Taxter property. The Partnership, through DWR Chesterbrook Associates, may also be required to fund certain costs at the Chesterbrook property (See Note 5 to the consolidated financial statements).

In August 1998, the Partnership signed a new lease with Michaels Stores, Inc., for approximately 18% of the space at Westland Crossing; the lease is expected to be effective July 1999. Under the terms of the lease, the Partnership has commitments to fund approximately $1,100,000 of tenant-related capital expenditures and leasing commissions. As of October 31, 1998, the Partnership had funded only approximately $10,000 of these expenditures. The Partnership expects to fund approximately 30% of the remaining commitments from cash reserves and the remainder from proceeds from future property sales.

The Partnership may incur material capital expenditures to lease vacant space at the Laurel Lakes Centre shopping center. The amount of such expenditures is uncertain at this time. To the extent that the vacant space at the property is not re-leased, the Partnership's cash flow will be reduced.

Total distributions in fiscal 1998 were $79,156,575, with $78,725,205 ($147.42 per Unit) distributed to the Limited Partners and $431,370 to the General Partners. Of the amount distributed to the Limited Partners, $74,842,903 ($140.15 per Unit) was from the proceeds from the sales of the Holcomb Woods, Glenhardie and Chesterbrook properties. The Partnership decreased its cash distribution per Unit from $2.30 for the quarterly distribution paid on November 25, 1997 to $1.97 following the first quarter of fiscal 1998 and to $1.50 following second and third quarters of 1998. No distribution was made following the fourth quarter; future cash distributions will be paid primarily from proceeds received from property sales.

During 1999, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to Limited Partners (other than distributions of net proceeds from property sales). The Partnership expects to fund a portion of any capital expenditures, leasing commissions and contributions to its joint ventures from cash reserves and proceeds from future property sales.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1998 compared to 1997 and for the year ended October 31, 1997 compared to 1996 were primarily attributable to the following:

The gain on sales of real estate in 1998 was attributable to the sales of the Holcomb Woods and Glenhardie III and IV properties (the "1998 Properties Sold") during the first half of fiscal 1998.

Rental revenues, operating expenses and depreciation and amortization expenses decreased in 1998 compared to 1997 primarily due to the sale of the 1998 Properties Sold. Property operating expenses also decreased in 1998 because of the recovery of approximately $335,000 of rents receivable from a tenant at the Laurel Lakes Centre which had previously been reserved.

Rental revenues decreased in 1997 compared to 1996 due to decreased revenues at the Laurel Lakes Centre of approximately $605,000 due to lower occupancy and reduced pass-through income at the property. The absence of rental income of approximately $441,000 from three shopping centers which were sold in fiscal 1996 (the "Shopping Centers Sold") also contributed to the decrease.

Operating expenses decreased in the 1997 compared to 1996 primarily due to the absence of operating expenses at the Shopping Centers Sold, as well as the decrease in building service expenses and other operating expenses of approximately $255,000 at Laurel Lakes Centre.

The increase in equity in earnings of joint ventures in 1998 compared to 1997 is primarily due to the sale of the Chesterbrook Corporate Park.
No individual factor accounted for a material portion of the increase in equity in earnings of joint ventures in 1997 compared to 1996.

Other   income  increased  during  1998  compared  to   1997
primarily due to lease termination fees received at the Glenhardie properties and Laurel Lakes Centre.

The 1996 loss on impairment of real estate was due to the impairment writedowns on the Glenhardie and Holcomb Woods properties totaling approximately $12.4 million.

A summary of the retail markets in which the Partnership's office properties are located and the performance of each property is as follows:

Laurel Lakes Centre is located in a suburb of Baltimore and Washington, D.C., where retail centers continue to experience strong competition. The market vacancy rate is currently approximately 16% with slightly increasing rental rates. During 1998, occupancy at the property decreased from 79% to 73%. As of October 31, 1998, the property was leased to 25 tenants. The leases of K-Mart (22% of total space), Best Buy (14% of total space), Safeway (13% of total space) and Hoyts Cinemas (12% of total space) expire in 2005, 2010, 2006 and 2005, respectively. No other tenant occupies more than 10% of the property's space and no leases for significant amounts of space expire until 2005. The Managing General Partner plans to market this property for sale during 1999.

Westland Crossing is situated outside downtown Detroit and is in an overbuilt retail market with a current vacancy rate of approximately

13%. In August 1998, the Partnership signed a new 10-year lease with Michaels Stores, Inc. for approximately 18% of the property's space; this lease is expected to be effective July 1999. The property is currently leased to 15 tenants (including Michaels Stores, Inc.) covering 82% of the property's space (as compared to 69% at the prior fiscal year-end). During 1998, an average of 75% of the property's space was leased. The leases of Office Warehouse (18% of total space) and Frank's Supercrafts (16% of total space) expire in 2007 and 2006, respectively. No tenant other than those mentioned above occupies more than 10% of the property's space and no leases for a significant amount of space expire until 2006. The Managing General Partner currently is marketing this property for sale.




Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            INDEX

                                                    Page

Independent Auditors' Report
Consolidated Balance Sheets at October 31, 1998 and 1997
Consolidated Statements of Operations for the years ended
 October 31, 1998, 1997 and 1996
Consolidated Statements of Partners' Capital for the
 years ended October 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
 October 31, 1998, 1997, and 1996
Notes to Consolidated Financial Statements

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

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership III, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1998 and 1997 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                /s/Deloitte   & Touche LLP
                                DELOITTE & TOUCHE LLP
New York, New York
January 15, 1999

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED BALANCE SHEETS

                 As of October 31, 1998 and 1997
                                              1998        1997

                             ASSETS
Cash and cash equivalents                 $  1,919,694 $
1,967,110

Real estate, at cost:
 Land                                        8,823,904
10,023,904
 Buildings and improvements                 55,274,320
72,927,556
                                            64,098,224
82,951,460
 Accumulated depreciation                  (14,356,686)
(20,484,407)
                                            49,741,538
62,467,053

Real estate held for sale                         -    11,941,818

Investments in joint ventures                7,095,604
24,127,982
Deferred leasing commissions, net              333,488
799,948
Other assets                                 1,923,155
2,486,957
                                          $ 61,013,479
$103,790,868

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $    274,748 $
652,515

Security deposits                               75,844
156,945

                                               350,592
809,460

Partners' capital (deficiency):
 General partners                           (8,476,231)
(8,453,230)
 Limited partners ($500 per Unit 534,020 Units issued)
69,139,118                                 111,434,638

  Total partners' capital                   60,662,887
102,981,408

                                          $ 61,013,479
$103,790,868
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 1998, 1997 and 1996

                                        1998       1997
1996

Revenues:
 Rental                                       $ 6,945,820
$10,824,205                         $11,897,566
 Equity in earnings of joint ventures          18,538,476
3,599,828                             3,477,991
 Interest                               245,759
243,119                                 668,471
 Other                                            237,126
84,074                                  154,733
 Gains on sales of real estate        15,727,536                -
-

                                     41,694,717
14,751,226                           16,198,761

Expenses:
 Property operating                   2,129,425
3,530,892                             4,418,272
 Depreciation                         1,778,077
3,133,640                             3,046,695
 Amortization                            95,786
308,136                                 274,820
 General and administrative             853,375
1,039,436                               990,610
 Loss on impairment of real estate        -          -
12,422,872

                                      4,856,663
8,012,104                            21,153,269

Net income (loss)                   $36,838,054         $
6,739,122                           $(4,954,508)

Net income (loss) allocated to:
 Limited partners                   $36,429,685         $
6,158,166                           $(4,459,057)
 General partners                       408,369
580,956                                (495,451)

                                    $36,838,054         $
6,739,122                           $(4,954,508)

Net income (loss) per Unit of limited
 partnership interest               $     68.22         $
11.53 $     (8.35)


                  See accompanying notes to consolidated
financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

       For the years ended October 31, 1998, 1997 and 1996



                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 November 1, 1995              $183,389,923
$(6,166,797)                   $177,223,126

Net loss                                     (4,459,057)
(495,451)                        (4,954,508)

Cash distributions              (46,980,410)
(1,280,164)                     (48,260,574)


Partners' capital (deficiency) at
 October 31, 1996               131,950,456
(7,942,412)                     124,008,044

Net income                        6,158,166
580,956                           6,739,122

Cash distributions              (26,673,984)
(1,091,774)                     (27,765,758)


Partners' capital (deficiency) at
 October 31, 1997               111,434,638
(8,453,230)                     102,981,408

Net income                       36,429,685
408,369                          36,838,054

Cash distributions              (78,725,205)
(431,370)                       (79,156,575)


Partners' capital (deficiency) at
 October 31, 1998              $ 69,139,118
$(8,476,231)                   $ 60,662,887


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1998, 1997 and 1996

                                       1998       1997      1996
Cash flows from operating activities:
   Net   income  (loss)                  $  36,838,054          $
6,739,122                          $ (4,954,508)
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
            Depreciation                                1,778,077
3,133,640                             3,046,695
            Amortization                                   95,786
308,136      274,820
    Equity  in  earnings  of  joint  ventures        (18,538,476)
(3,599,828)                          (3,477,991)
    Gains on sales of real estate     (15,727,536)               -
-
    Loss on impairment of real estate                -          -
12,422,872
   (Increase) decrease in operating assets:
          Deferred     leasing     commissions          (409,177)
(169,703)                              (244,999)
           Other       assets                             316,671
286,238      130,897
   Increase(decrease) in operating liabilities:
         Accounts     payable     and     accrued     liabilities
(419,192)                                                  37,413
18,626
           Security       deposits                         24,564
1,589      (13,889)

      Net cash provided by operating
                activities                              3,958,771
6,736,607                             7,202,523

Cash flows from investing activities:
   Proceeds  from  sale  of  real  estate              40,487,606
-   35,256,585
     Additions    to    real    estate                  (908,072)
(583,614)                            (1,040,895)
     Investment    in    joint    ventures              (598,049)
(578,613)                              (678,346)
     Distributions     from    joint    ventures       36,168,903
21,777,876                            5,213,755

      Net cash provided by investing
                activities                             75,150,388
20,615,649                           38,751,099


                           (continued)

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1998, 1997 and 1996
                           (continued)

                                       1998       1997      1996
Cash flows from financing activities:
       Cash       distributions                      (79,156,575)
(27,765,758)                        (48,260,574)

Decrease   in  cash  and  cash  equivalents              (47,416)
(413,502)                            (2,306,952)

Cash    and    cash    equivalents   at   beginning    of    year
1,967,110                                               2,380,612
4,687,564

Cash  and  cash equivalents at end of year     $   1,919,694    $
1,967,110                          $  2,380,612

Supplemental disclosure of non-cash investing
 activities:
  Reclassification of real estate held for sale
  and writeoff of related assets and liabilities:
   Real estate, at cost
        Land                                      $       -     $
1,240,000                          $     -
       Buildings   and  improvements            -      18,111,954
-
       Accumulated   depreciation              -      (7,410,136)
-

       Real estate held for sale               -      11,941,818
-

 Reclassification of real estate from held
  for sale to real estate:
   Land                                      $     -   $     -
$ 1,023,904
   Buildings and improvements            -         -
9,215,139

  Real estate, net                 $     -   $     -
$10,239,043


  See accompanying notes to consolidated financial statements.


       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               October 31, 1998, 1997 and 1996

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

The Partnership expects to sell its remaining real estate investments in 1999. Pursuant to the Partnership Agreement, the sale of the Partnerships's last such investment will
cause  the  dissolution  of  the  Partnership.   Thereafter,  the
Partnership will wind up its affairs, make a final cash distribution, and terminate.

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership, Part Six Associates (owner of Glenhardie IV) and Laurel-Vincent Place Associates Limited Partnership (owner of the Laurel Lakes Centre) on a consolidated basis. The Partnership owned a 99.9% General Partnership interest in Part Six Associates until the sale of Glenhardie IV in April 1998 and owns a 99.999% General Partnership interest in Laurel-Vincent Place Associates Limited Partnership. The
remaining interests in these partnerships are held by the Managing General Partner.

The equity method of accounting has been applied to the Partnership's 44.6% general partnership interest in Taxter Corporate Park, its 35% general partnership interest in Tech Park Reston (sold in December 1996) and its 26.7% general partnership interest in the partnership which owned
interests  in  Chesterbrook  Corporate  Center  (sold  in   April
1998).

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

          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values as of October 31,
1998. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In  addition,  offering  costs are treated  differently  for  tax
and   financial  reporting  purposes.   The  tax  basis  of   the
Partnership's assets and liabilities is approximately $25.8 million higher than the amounts reported for financial statement purposes.

The implementation in 1998 of Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the Partnership's 1998 year-end financial statements did not have any impact on the Partnership's financial statements. Two additional accounting pronouncements will be effective for the Partnership's 1999 financial statements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments and establishes standards for related disclosure about products and services, geographic areas, and major customers. The Partnership does not believe that these statements will have any effect on its computation or presentation of net income or other disclosures.

3. Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.
Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there  has  been  a  return  of  the  Limited  Partner's  capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.Taxable income generally is allocated in the same proportion as distributions of distributable cash or sale or financing

             DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds  (except  that the General Partners  must  be  allocated
at  least  1%of  taxable  income from sales  or  financings.   In
the   event   there  is  no  distributable  cash   or   sale   or
financing  proceeds,  taxable income  is  allocated  90%  to  the
Limited  Partners  and  10%  to the General  Partners.   Any  tax
loss  will  be  allocated  90% to the Limited  Partners  and  10%
to the General Partners.

Distributions  paid  to  Limited  Partners  include  returns   of
capital  per  Unit  of  limited partnership interest  of  $82.26,
$49.95,  and  $87.98   for  the years  ended  October  31,  1998,
1997  and  1996,  respectively,  calculated  as  the  excess   of
cash  distributed  per Unit over accumulated  earnings  per  Unit not previously distributed.

4. Real Estate Investments

The  location,  year  of acquisition and net carrying  values  of the properties are as follows:
                            Year of             October 31,
             Property                 Acquisition            1998
1997
Westland    Crossing,   Westland,    MI                      1986
$ 9,226,382      $ 9,536,379
Glenhardie III and IV,
Valley     Forge,    PA                1986                     -
11,275,058
Laurel   Lakes   Centre,   Laurel,   MD                      1987
40,515,156       41,655,616

                                                      $49,741,538
$62,467,053

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

5. Sales of Real Estate

On  November  7,  1997  the Partnership sold  the  Holcomb  Woods property to an unaffiliated party for approximately $19.1 million. The purchase price was paid in cash, and the Partnership received proceeds, net of closing costs, of approximately $18.7 million. On November 26, 1997, the Partnership distributed these net proceeds ($35.06 per Unit) 100% to Limited Partners.

On   April   1,   1998,  the  Partnership  sold  the   land   and
buildings which comprise the Glenhardie Corporate Center III and IV properties ("Glenhardie III and IV") and an affiliated partnership sold its interest in the remaining properties at Glenhardie Corporate Center. In addition, the Partnership, another affiliated partnership and an affiliate of the Managing General Partner sold the Chesterbrook Corporate Center, in which the Partnership has a 26.7% interest through a joint venture, to an unaffiliated entity. The aggregate price of the properties sold was approximately $168 million, of which approximately $22.1 million was allocated to Glenhardie III and IV, and approximately $126.1 million (of which the Partnership's share is approximately $33.7 million) was allocated to the Chesterbrook Corporate Center. The purchase price was paid in cash at closing. The Partnership received proceeds, net of closing costs and other deductions, of approximately $22 million and $33.4 million,  respectively,  for  the  sale  of  the  Glenhardie  III and IV properties and its share of the proceeds from the sale of the Chesterbrook Corporate Center. On April 14, 1998, the Partnership distributed $56.1 million ($105.09 per
Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of  the  Chesterbrook  Corporate Center and  from  the  remaining proceeds  from  the  sale of the Technology  Park  property  (see
Note 6 to the consolidated financial statements). The distribution was paid 100% to Limited Partners.

          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant   to   the  sale  agreement  for  the   Glenhardie   and
Chesterbrook properties, escrows were established for the costs of certain building improvements and tenant improvements (the "Improvements"). In addition to payment of the purchase price, at closing the purchasers deposited into these escrows approximately $3.9 million, of which approximately $2.3 million relates to the Chesterbrook Corporate Center. Any balances remaining in the escrows relating to the Chesterbrook Corporate Center after the
Improvements are completed will be delivered to the Partnership. If the costs of Improvements at Chesterbrook Corporate Center exceed the escrow established therefor, the Partnership, through DWR Chesterbrook Associates, will be required to fund its share of the excess costs.


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

In October 1998, the general partnership which owns the Taxter property entered into an agreement with KLM Royal Dutch Airlines ("KLM"), a tenant who owns a long-term leasehold interest in approximately 20% of the space at the property, to purchase KLM's leasehold interest for $6.75 million. The Partnership's share of this purchase price has yet to be determined. The closing of the purchase is expected to occur during the second fiscal quarter of 1999.

The partners each receive cash flow and profits and losses according to their interests.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized  balance  sheet information of the  joint  venture  is as follows:
                                              October 31,
                                       1998        1997
Land and buildings, net            $16,630,575 $17,203,009
Other                                  913,738   1,718,650

Total assets                       $17,544,313 $18,921,659

Liabilities                        $   124,622 $   153,159
Partners' capital                   17,419,691  18,768,500

Total liabilities and capital      $17,544,313 $18,921,659

Summarized results of operations of the joint venture are as follows:

                                     Years ended October 31,
                                 1998      1997      1996

Rental   income                  $5,158,170            $5,511,684
$5,954,030
Other   income                       67,779               181,367
43,394

                                  5,225,949             5,693,051
5,997,424

Property   operating  expenses     2,455,628            3,111,753
3,111,267
Depreciation  and  amortization   1,241,470             1,164,659
1,196,229

                                  3,697,098             4,276,412
4,307,496

Net   income                       $1,528,851          $1,416,639
$1,689,928

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Chesterbrook Corporate Center, Valley Forge, Pennsylvania

The  Partnership,  Dean  Witter  Realty  Income  Partnership  IV,
L.P.  and  an  affiliate  of the Managing General  Partner  owned
26.7%, 41.2% and 32.1% interests in the general partnership which owned the property until its sale in April 1998 (see
Note 5).

The   partners  received  cash  flow  and  profits   and   losses
according to their interests.

Cash   flow   from   operations  from  the   Chesterbrook   joint
venture    for   the   year   ended   October   31,   1998    was
approximately $600,058.

Summarized  results  of operations of the joint  venture  are  as follows:
                                     Years ended October 31,
                                 1998      1997      1996
Rental income            $ 5,797,344   $14,128,854     $13,604,130
Gain on sale of property $63,770,914        -                -
Other income                  44,301        43,550          35,957

                          69,612,559    14,172,404      13,640,087

Property operating
 expenses                  1,873,518     4,323,012       4,818,114
Depreciation and
 amortization                860,360     3,305,764       3,186,022

                            2,733,878    7,628,776       8,004,136

Net income (loss)         $66,878,681  $ 6,543,628     $ 5,635,951

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Tech Park Reston, Reston, Virginia

In 1987, the Partnership purchased a 35% partnership interest in the general partnership ("TPA") which owned three office buildings in the Technology Park Reston office park. The remaining 65% interest in TPA is owned by Dean Witter Realty Income Partnership IV, L.P.

The   partners  received  cash  flow  and  profits   and   losses
according to their interests.

On December 31, 1996, TPA and an affiliate of the Managing General Partner (the "Affiliate"), which owned the fourth building at the property, sold the property to Sprint Communications Company L.P., the sole tenant at the property, for a negotiated sale price of $76,300,000. $51,483,000 of the sales price was allocated to TPA and
$24,817,000  was  allocated  to  the  Affiliate,  based  on   the
relative square footage of the buildings each owned at the property.

The sale price was received in cash at closing. The Partnership received approximately $17.7 million of such cash, representing its 35% share of the cash received by
TPA, net of closing costs. In February 1997, the Partnership distributed $16,848,016 of the net proceeds from the sale ($31.55 per Unit). The distribution was paid 100% to Limited Partners.

Cash flow from operations for the Tech Park joint venture was approximately $273,000 in 1997.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized  results  of  operations of  the  joint  venture  were as follows:
                                     Years ended October 31,
                                     1997              1996
Rental        income                            $         843,004
$5,219,899
Gain      on     sale     of     property               3,169,132
-
                                                        4,012,136
5,219,899

Depreciation                                              262,751
1,576,508
Amortization                                               17,827
106,960
Property        operating        expense                    5,604
52,191
                                                          286,182
1,735,659

Net            income                                  $3,725,954
$3,484,240


Activity in investments in joint ventures is as follows:

                                     Years ended October 31,
                                 1998      1997      1996

Investments   at  beginning  of  year          $24,127,982      $
41,727,417                    $42,784,835
Equity         in         earnings                     18,538,476
3,599,828                       3,477,991
Distributions                                        (36,168,903)
(21,777,876)                   (5,213,755)
Contributions                         598,049             578,613
678,346
Investments    at   end   of   year       $7,095,604            $
24,127,982                    $41,727,417

The accounting policies of the Joint Ventures are the same as those of the Partnership.


       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Leases

Minimum future rental income under noncancellable operating leases as of October 31, 1998 is as follows:

                     Year ending October 31,
               1999           $ 4,492,276
               2000             4,275,301
               2001             4,313,982
               2002             4,187,824
               2003             4,089,910
               Thereafter      13,163,738
               Total          $34,523,031

The Partnership has determined that all leases relating to its properties are operating leases. The terms range from one to twenty-one years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.   Related Party Transactions

An   affiliate   of   the  Managing  General   Partner   provided
property  management  services  for  five  properties  in  fiscal
1998 (until the sales of the Holcomb Woods and Glenhardie III and IV properties in November 1997 and April 1998, respectively) and 1997 and eight properties in fiscal 1996, as well as for five buildings at the Chesterbrook Corporate
Center in each year (until the sale of the Chesterbrook joint venture in April 1998). The Partnership incurred management  fees  of $222,466,  $244,266, and  $478,220  for  the years ended October 31, 1998, 1997 and 1996, respectively. These amounts are included in property operating expenses.

          DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $503,000, $630,000, $661,000 for these services for the years ended October 31,
1998, 1997 and 1996, respectively. These amounts are included in general and administrative expenses.

As of October 31, 1998, the affiliates were owed a total of approximately $70,000 for these services.

9.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. On August 14, 1998, the plaintiffs filed a notice of appeal from the Court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the complaint.


Item  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING
       AND FINANCIAL DISCLOSURE

None.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                          PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The   Partnership  is  a  limited  partnership   which   has   no
directors or officers.

The  directors  and  executive officers of the  Managing  General
Partner are as follows:
                                     Position with the
Name                               Managing General Partner
William  B.  Smith                   Chairman  of  the  Board  of
Directors
E. Davisson Hardman, Jr.           President and Director
Lawrence Volpe                Director
Ronald T. Carman                   Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William  B.  Smith,  age  55, has been  a  Managing  Director  of
Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of
Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.   Davisson  Hardman,  Jr.,  age  49,  has  been   a   Managing
Director  of  Morgan Stanley Asia, Ltd. since July  1997,  and  a
Managing   Director  of  Dean  Witter  Realty  Inc.,   which   he
joined in 1982.

Lawrence  Volpe,  age  51, is a Senior  Vice  President  of  Dean
Witter Reynolds, Inc. which he joined in 1983. Since June 1998, he has served in an advisory capacity in connection with Dean Witter Realty Inc. and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc. and the Managing General Partner, and the Controller and a Director of Dean Witter Realty Inc.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley Dean Witter
& Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $431,370, $1,091,774 and $1,280,164 during
the    years   ended   October   31,   1998,   1997   and   1996,
respectively.

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

       (b)    The  directors  and  executive  officers   of   the
Managing   General  Partner  own  the  following  Units   as   of
December 31, 1998:

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty
Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is the
Managing General Partner. The limited partner of the Associate General Partner is LSA 86 L.P., a Delaware limited partnership. Realty and certain current and former officers
and                directors                of                the

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


                  (f) Purchase and Sale Agreement, dated as of February 10, 1998, between DWR Chesterbrook Associates, Glenhardie Corporation, Dean Witter Realty Income Partnership II, L.P., the Partnership and Part Six Associates, as Sellers, and FV Office Partners, L.P. as Purchaser.


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

            DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                        SCHEDULE III

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

          Real Estate and Accumulated Depreciation

                      October 31, 1998
                 Initial cost to Partnership
                                                             Cost
Capital-
                                                             ized
Subsequent
        Description      Land     Improvements              Total
To Acquisition
Glenhardie III & IV
Valley     Forge,    PA     $    2,000,000            $18,805,786
$20,805,786       $3,219,425

Westland Crossing
Westland,       MI             1,376,659               12,389,933
13,766,592           421,214

Laurel Lakes Centre
Laurel,       MD               7,800,000               45,536,882
53,336,882           525,711

                          $11,176,659                 $76,732,601
$87,909,260       $4,166,350

                                    Gross Amount at which
                                   Carried   at  End  of   Period
(A)
                                      Building and
             Description       Reductions                    Land
Improvements         Total

Glenhardie III & IV
Valley   Forge,   PA   $  4,664,6751
                          19,360,536             -            -
-

Westland Crossing
Westland,     MI          $     3,952,175               1,023,904
9,211,727      10,253,631

Laurel Lakes Centre
Laurel,   MD              -       7,800,000            46,062,593
53,862,593

                          $27,977,386                  $8,823,904
$55,274,320       $64,098,224
1  Loss on impairment of real estate in 1996.
2 Westland Crossing was reclassified from Real Estate Held
For Sale to Real Estate in fiscal 1996.         Amount
includes accumulated depreciation of $3,023,690 and a loss
on impairment of real estate of $928,485.
3  Real estate sold during 1998.



       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                                      Life     on
which

Depreciation in
                                                           Latest
Income
                   Accumulated             Date  of     Statement
is
Description       Depreciation(B)         Construction       Date
Acquired        Computed
Glenhardie III & IV           -
Valley  Forge,  PA                  -     1984  -  1985      June
1968            up to 40 years

Westland Crossing
Westland,   MI          970,892              1986        December
1986            up to 40 years

Laurel Lakes Centre
Laurel,   MD        13,385,794             1987       June   1987
up to 40 years
                $14,356,686

Notes:

(A)Reconciliation of real estate owned at October 31:

                                 1998      1997      1996

   Balance    at    beginning    of    year           $82,951,460
   $102,185,637$103,328,571

   Additions (deletions) during period:
    Purchases                      -         -         -
            Improvements                                  908,072
   583,614      1,040,895
          Write-offs      due      to      lease      expirations
   (400,772)      (465,837)        -
        Real     estate    sold                      (19,360,536)
   -              -
    Reclass (to) from real estate held
         for     sale                         -      (19,351,954)
   10,239,0431
      Loss  on  impairment  of  Real  Estate         -          -
(12,422,872)
   Balance    at    end   of   period    $64,098,224            $
   82,951,460  $102,185,637

Except   for  losses  on  impairment  of  real  estate  and   the
adjustment  to  Westland  Crossing for  accumulated  depreciation described  in  note 1, there is no difference  between  cost  for financial  reporting  purposes and cost for  federal  income  tax purposes.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                 1998      1997      1996
(B)Reconciliation of accumulated
    depreciation:
   Balance     at    beginning    of    period         20,484,407
   $25,226,740 $ 22,180,045
             Depreciation         expense               1,778,077
   3,133,640      3,046,695
    Write-offs due to lease
            expirations                                 (295,616)
   (465,837)         -
      Real   estate  sold                             (7,610,182)
   -                -
     Reclass to real estate held for
         sale                                -        (7,410,136)
   -

          Balance      end      of     period         $14,356,686
$20,484,407     $ 25,226,740  1


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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
       Managing General Partner

By:    /s/E.   Davisson   Hardman,   Jr.                    Date:
January 27, 1999
   E. Davisson Hardman, Jr.
   President

By:     /s/Lawrence    Volpe                                Date:
January 27, 1999
   Lawrence Volpe
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William    B.    Smith                                   Date:
January 27, 1999
William B. Smith
Chairman of the Board of Directors

/s/E.    Davisson   Hardman,   Jr.                          Date:
January 27, 1999
E. Davisson Hardman, Jr.
Director

/s/Lawrence      Volpe                                      Date:
January 27, 1999
Lawrence Volpe
Director

/s/Ronald    T.    Carman                                   Date:
January 27, 1999
Ronald T. Carman
Director

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 Year Ended October 31, 1997

                        Exhibit Index



     Exhibit
       No.

       27                Financial Data Schedule































                             E1
_______________________________

1