Form 10-Q
period 1999-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1999-03-24
CIK 784161

  IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS REPORT ON
    FORM 10-Q IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY
                       HARDSHIP EXEMPTION.

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended January 31, 1999

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

                   CONSOLIDATED BALANCE SHEETS
                                           January 31,  October
31,
                                              1999      1998
                             ASSETS

Cash and cash equivalents                  $ 3,487,313  $
1,919,694

Real estate, at cost:
 Land                                                  7,800,000
8,823,904
 Buildings and improvements                 46,110,667
55,274,320
                                            53,910,667
64,098,224
 Accumulated depreciation                  (13,680,338)
(14,356,686)
                                            40,230,329
49,741,538

Real estate held for sale                    9,199,543

Investments in joint ventures                6,982,954
7,095,604

Deferred leasing commissions, net              383,745
333,488

Other assets                                 1,613,930
1,923,155

                                           $61,897,814 $
61,013,479

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   269,149 $
274,748

Security deposits                               74,344
75,844

                                               343,493
350,592

Partners' capital (deficiency):
 General partners                           (8,387,088)
(8,476,231)
 Limited partners ($500 per Unit, 534,020 Units issued)
69,941,409                                   69,139,118

  Total partners' capital                   61,554,321
60,662,887

                                           $61,897,814 $
61,013,479

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 CONSOLIDATED INCOME STATEMENTS

          Three months ended January 31, 1999 and 1998

                                                 1999      1998
Revenues:
 Rental                                      $1,624,001
$2,279,633
 Equity in earnings of joint ventures           208,102
610,901
 Interest                                        29,223
69,327
 Other                                           48,447
230,221
 Gain on sale of real estate                       -    6,190,263

                                              1,909,773
9,380,345

Expenses:
 Property operating                             477,588
807,092
 Depreciation                                   374,760
644,094
 Amortization                                    14,948
41,524
 General and administrative                     151,043
204,470

                                              1,018,339
1,697,180

Net income                                   $  891,434
$7,683,165

Net income allocated to:
 Limited partners                            $  802,291
$7,533,875
 General partners                                89,143
149,290

                                             $  891,434
$7,683,165

Net income per Unit of limited partnership interest    $     1.50
$    14.11





,,



  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

               Three months ended January 31, 1999

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1998               $ 69,139,118
$(8,476,231)                       $ 60,662,887

Net income                              802,291
89,143                                  891,434

Partners' capital (deficiency)
 at January 31, 1999               $ 69,941,409
$(8,387,088)                       $ 61,554,321































  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Three months ended January 31, 1999 and 1998
                                                1999       1998
Cash flows from operating activities:
 Net income                                   $    891,434  $
7,683,165
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                  374,760
644,094
     Amortization                                   14,948
41,524
     Gain on sale of real estate                     -
(6,190,263)
     Equity in earnings of joint ventures         (208,102)
(610,901)
     (Increase) decrease in operating assets:
      Deferred expenses                            (65,205)
(185,848)
      Other assets                                 309,225
592,381
     Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities
(5,599)                                          (296,290)
      Security deposits                             (1,500)
(63,507)

       Net cash provided by operating activities
1,309,961                                       1,614,355

Cash flows from investing activities:
 Proceeds from disposition of real estate held for sale        -
18,497,771                                    Additions to real
estate      (63,094)                             (387,197)
 Investments in joint ventures                     (14,910)
(154,770)
 Distributions from joint ventures                 335,662
983,108

       Net cash provided by investing activities
257,658                                        18,938,912

Cash flows from financing activities:
 Cash distributions                                 -
(20,087,436)

Increase in cash and cash equivalents            1,567,619
465,831

Cash and cash equivalents at beginning of period
1,919,694                                       1,967,110

Cash and cash equivalents at end of period    $  3,487,313  $
2,432,941

Supplemental disclosure of non-cash investing activities:
 Reclassification of real estate to real estate held for sale:
  Real estate, at cost
   Land                                       $  1,023,904
$ 1,200,000
   Buildings and improvements                    9,226,747
17,721,448
   Accumulated depreciation                     (1,051,108)
(7,505,026)

Real estate held for sale                        9,199,543
$11,416,422


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

The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent
Place Associates Limited Partnership on a consolidated basis. The Partnership's interests in Taxter Corporate
Park and the partnership which owns interests in Chesterbrook Corporate Center (sold in April 1998) were accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial  statements,  which have  not  been  audited,
include all adjustments necessary to present fairly the
results   for  the  interim  period.  Except  for   the
reclassification of real estate held for sale and gains on sales of real estate (see Note 2), such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1998, Operating results of interim periods may not be indicative of the operating results for the entire year.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

On  February 16, 1999, the Partnership entered into  an
agreement  with  New Plan Excel Realty Trust  Inc.,  an
unaffiliated party, to sell the land and building  that
comprise  the  Westland Crossing retail  property.   As
part  of the same agreement, Dean Witter Realty  Income
Partnership II, L.P., an affiliate, agreed  to  sell  a
retail  property to New Plan.  The aggregate negotiated
sales  price  of the properties sold was  approximately
$24.1 million, of which $10.1 million was allocated  in
the  agreement to Westland Crossing. The  sale  of  the
Westland   Crossing  property  will  close   upon   the
completion of construction at the Michaels Stores, Inc.
space, which should occur during the second quarter of fiscal 1999.

The Partnership has reclassified the net carrying value
of  the Westland Crossing property to real estate  held
for  sale  as  of January 31, 1999.  The  Partnership's
consolidated  balance sheet at January  31,  1999  also
included the following amounts related to the property:
net   deferred  leasing  commissions  of  approximately
$85,000;   other  assets  of  approximately   $205,000;
accounts    payable   and   accrued   liabilities    of
approximately   $9,000;  and   security   deposits   of
approximately $17,000.

During  the fiscal quarter ended January 31, 1999,  the
Westland   Crossing  property  generated  approximately
$283,000 of rental revenue, $128,000 of operating expenses, and $85,000 of depreciation and amortization expenses. Net income and cash from operations from the property during the quarter approximated $90,000 and $175,000, respectively. During the year ended October
31, 1998, the Westland Crossing property generated approximately $1,080,000 of rental revenue, $461,000 of operating expenses, and $340,000 of depreciation and amortization expenses.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

3.    Investment in Joint Venture

In  1987, the joint venture which owns Taxter Corporate
Park sold a leasehold interest in approximately 20%  of
the  property's space to KLM.  In 1998, KLM accepted  a
$6.75   million   purchase  offer  for  the   leasehold
interest,  which  the joint venture had  the  right  to
match.  The partners of the joint venture believe  that
inclusion  of  the  KLM space improves  the  value  and
salability   of  the  property;  however,   the   joint
venturers  did  not have sufficient cash  to  fund  the
purchase.   Therefore,  an affiliate  of  the  Managing
General Partner (the "Affiliate"), as an accommodation,
purchased  the leasehold interest on February  8,  1999
for   $6.75   million  and  assumed  the   rights   and
obligations of KLM thereunder.

On February 4, 1999, the joint venture and KLM entered into a new lease which allows KLM to continue to occupy
50% of the space subject to the leasehold interest.  On
February 8, 1999, the Affiliate also assumed the rights and obligations of the joint venture under this new lease.

As  part of the purchase of the leasehold interest, the
joint  venture  received  an  option  to  purchase  the
leasehold  interest and assume the new lease  from  the
Affiliate  for a purchase price of $6.75  million  plus
any   tenant  improvements,  leasing  commissions   and
capital expenditures incurred by the Affiliate in connection with the leasehold interest (collectively, the "Resale Price"). The joint venture also granted the Affiliate an option to require the joint venture to purchase the leasehold interest and assume the new lease for the Resale Price. When the property is sold, the joint venture will be obligated to purchase the leasehold interest and assume the new lease from the Affiliate for the Resale Price.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

4. Related Party Transactions

In  fiscal  1998, an affiliate of the Managing  General
Partner provided property management services for  five
properties  (until the sales of the Holcomb  Woods  and
Glenhardie III and IV properties in November  1997  and
April  1998,  respectively), and for five buildings  at
the  Chesterbrook Corporate Center (until its sale   in
April 1998).  In fiscal 1999, the affiliate managed the
Taxter  property through December 1998 and the Westland
Crossing property through January 1999. The Partnership
incurred  management fees of approximately $41,000  and
$67,000 for the three months ended January 31, 1999 and
1998,  respectively.   These amounts  are  included  in
property operating expenses.

Another  affiliate  of  the  Managing  General  partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.   For the three months ended  January  31,
1999  and  1998, the Partnership incurred approximately
$116,000   and   $143,000,  respectively,   for   these
services.   These amount are included  in  general  and
administrative expenses.

As of January 31, 1999, the affiliates were owed a total of approximately $39,000 for these services.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased,  directly  or  through   a
partnership  interest, six office properties  and  five
retail  properties.  Through  January  31,  1999,  five
office  properties  and  three retail  properties  were
sold.   The Partnership's acquisition program has  been
completed.  No additional investments are planned.

As the result of the sales of three office properties and a partnership interest in a fourth during fiscal
1998, Partnership cash flow from operations decreased during the three months ended January 31, 1999 as compared 1998.

In  February  1999,  the Partnership  entered  into  an
agreement to sell the Westland Crossing retail property
(see  Note 2 to the consolidated financial statements).
Following   such  sale,  the  Partnership's   remaining
investments  will consist of  the Laurel  Lakes  retail
property   and  its  interest  in  the  Taxter   office
property.  The  Managing General Partner  currently  is
marketing  for sale both of these properties  with  the
objective  of  completing sales during 1999.   However,
there can be no assurance that the Partnership will be able to achieve these objectives.

Laurel Lakes Centre is located in a suburb of Baltimore
and Washington, D.C., where retail centers continue  to
experience strong competition.  The market vacancy rate
is  currently  approximately  16%  with  stable  rental
rates.  During the first quarter of 1999, occupancy  at
the  property decreased slightly to approximately  70%.
As  of January 31, 1999, the property was leased to  25
tenants.   No  lease for significant amounts  of  space
expire  until 2005. The partnership may incur  material
capital  expenditures  to lease  vacant  space  at  the
Laurel  Lakes  Centre shopping center.  The  amount  of
such  expenditures is uncertain at this time.   To  the
extent that the vacant space at the property is not re-leased, the Partnership's cash flow will be reduced.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

During  the  first quarter of fiscal 1999, the  overall
vacancy  levels  in  the office market  in  Westchester
County,  New York, and the west Westchester  sub-market
in which Taxter Corporate Park is
located   remained  at  approximately  18%   and   14%,
respectively.  Also during the first quarter of  fiscal
1999,  occupancy at the property increased slightly  to
more   than  99%.  However,  in  February  1999,  total
occupancy  at  the property decreased to  approximately
83%  because  KLM  vacated  approximately  10%  of  the
property's    space   and   another   tenant    vacated
approximately  7% of the space.  Also, the  ability  of
Cityscape,  which  occupies approximately  12%  of  the
property's  space,  to satisfy its  future  obligations
under  its  leases (which expire in 2000) is  uncertain
because  Cityscape filed for bankruptcy  protection  in
1998.   Leases  aggregating approximately  39%  of  the
space expire in 2001. As described in Note 3 to the consolidated financial statements, in February 1999, an affiliate of the Managing General Partner acquired
KLM's leasehold interest in the property and assumed a new lease between the joint venture and KLM.

During the three months ended January 31, 1999, all  of
the  Partnership's properties generated  positive  cash
flow  from operations, and it is anticipated that   the
Laurel Lakes and Taxter properties will continue to do so during the remainder of fiscal year 1999.

During  the  three months ended January 31,  1999,  the
Partnership's  cash  flow  from  operations   and   the
distributions received from its joint venture exceeded its capital expenditures and contributions to the joint venture.

The  Partnership did not pay  any distributions  during
the  three  months ended January 31, 1999.   Generally,
future cash distributions will be paid from proceeds received from the sale of the Westland property and the future sales of the Laurel Lakes and Taxter properties.

The Partnership expects to pay for its share of the purchase price of the former KLM leasehold interest from its share of the proceeds from the sale of the Taxter property. As of January 31, 1999, the

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements


Partnership   has  commitments  to  fund  approximately
$42,000  for  its  share  of capital  expenditures  and
leasing  commissions  at  the  Taxter  property.    The
Partnership, through DWR Chesterbrook Associates, may also be required to fund costs of capital expenditures at the Chesterbrook property, pursuant to commitments made prior to its sale, if the aggregate of such costs, when all projects have been completed, exceeds the escrow deposit made in 1998 when the property was sold.

In August 1998, the Partnership signed a new lease with
Michaels  Stores, Inc., for approximately  18%  of  the
space  at  Westland Crossing.  Under the terms  of  the
lease,   the  Partnership  has  commitments   to   fund
approximately  $1,100,000  of  tenant-related   capital
expenditures  and leasing commissions.  As  of  January
31, 1999, the Partnership had funded only approximately
$85,000 of these expenditures.  The Partnership expects
to  fund  a  portion   of  the  commitments  from  cash
reserves and the remainder from proceeds from the sale of the property.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the three months January 31, 1999 compared to 1998 were primarily attributable following:

Rental revenues, operating expenses, and depreciation and amortization expenses decreased in 1999 compared to 1998 primarily due to the sales of the Holcomb Woods and the Glenhardie III and IV properties in December
1997 and April 1998, respectively. The gain on sale of real estate in the first quarter of fiscal 1998 was attributable to the sale of the Holcomb Woods property.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

The decrease in equity in earnings of joint ventures in 1999 compared to 1998 is primarily due to the sale of the Chesterbrook Corporate Park in April 1998.

Other income during the three months ended January 31, 1998 exceeded that in 1999 primarily due to a lease termination fee of approximately $110,000 received at the Glenhardie properties in fiscal 1998.

No   individual  factor  accounted  for  a  significant
portion of the decrease in general and administrative expenses from 1998 to 1999.

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

          (b)           Reports on Form 8-K
                     None

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

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date: March  , 1999      By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President

Date: March  , 1999      By:  /s/Charles Charrow
                            Charles Charrow
                            Controller
                            (Principal Financial and
Accounting Officer)

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 Quarter Ended January 31, 1999

                          Exhibit Index




Exhibit No.              Description
10(g)                    Purchase and Sale Agreement Dated as of
                         February 16, 1999 between Dean Witter
                         Realty Income Partnership II, L.P., Dean
                         Witter Realty Income Partnership III,
                         L.P., and New Plan
                            Excel Realty Trust, Inc

10(h)                    Assignment and Option Agreement dated
                         February 8, 1999 between Taxter Park
                         Associates and DW Taxter Special Corp.

27                       Financial Data Schedule














                               E1

                   PURCHASE AND SALE AGREEMENT

     PURCHASE  AND SALE AGREEMENT (this "Agreement"), dated  as  of the  16th day of February, 1999, by and between Dean Witter  Realty
Income  Partnership II, L.P., a Delaware limited  partnership,  and
Dean Witter Realty Income Partnership III, L.P., a Delaware limited partnership, each having offices c/o Dean Witter Realty  Inc.,  Two
World   Trade  Center,  64th  Floor,  New  York,  New  York   10048
(collectively,  the "Sellers" and, individually, a  "Seller"),  and
New  Plan Excel Realty Trust, Inc., a Maryland corporation,  having an office at 1120 Avenue of the Americas, 12th Floor, New York, New
York 10036 (the "Purchaser").

                       W I T N E S S E T H

     WHEREAS,  the Sellers are the owners of the following shopping centers:
     LOCATION                      OWNER
Pavilions at East Lake,  Dean Witter Realty Income
Marietta, Georgia        Partnership II, L.P.

Westland Crossing,       Dean Witter Realty Income
Westland, Michigan       Partnership III, L.P.


     WHEREAS, the Sellers and the Purchaser desire to enter into an agreement whereby, subject to the terms and conditions contained herein, the Sellers shall sell the Shopping Centers to the Purchaser and the Purchaser shall purchase the Shopping Centers from the Sellers.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, and intending to be legally bound hereby, the parties hereby agree as follows:

     1.  Sale of Shopping Centers.

     Each Seller agrees to sell and convey to the Purchaser, and the Purchaser agrees to purchase from each Seller, at the price and upon the terms and conditions set forth in this Agreement, all those certain plots, pieces and parcels of land described in Schedule 1 hereto (the "Land") listed thereon as owned by such Seller, together with (i) all buildings, structures, attached fixtures and landscaping and other improvements situated on the Land (collectively, the "Buildings"), (ii) all easements, rights of way, reservations, privileges, appurtenances, mineral, oil and gas rights, development, air and water rights, and other estates and rights of such Seller pertaining to the Land and the Buildings, (iii) all right, title and interest of such Seller in and to all signs, fixtures, machinery, equipment, supplies and other articles of personal property attached or appurtenant to the Land or the Buildings, or used in connection therewith (collectively, the "Personal Property"), (iv) all right, title and interest of such Seller, if any, in and to the trade names of the Land and/or the Buildings, (v) all right, title and interest of such Seller, if any, in and to all strips and gores, all alleys adjoining the Land, and the land lying in the bed of any street, road or avenue, opened or proposed, in front of or adjoining the Land to the center line thereof, and all right, title and interest of such Seller, if any, in and to any award made or to be made in lieu thereof and in and to any unpaid award for any taking by condemnation or any damages to the Land or the Buildings (the Land, together with all of the foregoing items listed in clauses (i)-(v) above being hereinafter sometimes referred to as to each separate location listed on Schedule 1 as a "Shopping Center"; collectively, as the "Shopping Centers"; with respect to the property located in Michigan, the "Michigan Shopping Center"; and with respect to the property located in Georgia, the "Georgia Shopping Center"), (vi) all Leases, Licenses, Contracts and any warranties or guaranties relating thereto, and relating to the Shopping Centers, and (vii) any plans and specifications, books, records and files of such Seller, whether maintained by the Sellers or by any agent of the Sellers, relating solely to any of the foregoing.

          1.1.  Excluded Property.


          Specifically excluded from the Shopping Centers and this sale are all items of personal property not described in
     Section 1 and the items described in Schedule 2 annexed hereto and made a part hereof.

          1.2.  Closing Date.

          The delivery of the Deeds and the consummation of the transactions contemplated by this Agreement

          (the "Closing") shall take place in the following locations on the following dates (each, a "Closing Date"), or by mail or on such earlier dates as the Sellers and the Purchaser may agree to in writing:

          (a) Georgia Shopping Center: two (2) business days after delivery to the Purchaser of the Kroger and ACE Hardware parking estoppels described in Section 4.3, but in any event no later than March 31, 1999. The Closing shall occur at the offices of Bingham Dana LLP in Boston at 10:00 a.m.

          (b) Michigan Shopping Center: five (5) business days after the Purchaser gives the Sellers notice that it is satisfied that the construction at the Michaels Stores, Inc. has been completed, if such be the case, which notice by the Purchaser shall be given within three (3) business days after receipt by the Purchaser of the Estoppel Certificate provided by Michaels Stores, Inc., but in any event, the Closing shall occur, if such be the case, no later than April 30, 1999, unless extended by agreement of the Sellers and the Purchaser. The Closing is to occur at the offices of Bingham Dana LLP in Boston at 10:00 a.m.

     2.  Purchase Price.

     The purchase price to be paid by the Purchaser to the Sellers for the Shopping Centers (the "Purchase Price") is Twenty-Four Million One Hundred Thousand Dollars ($24,100,000.00) payable as follows:

          (a) Five Hundred Thousand ($500,000.00) Dollars (the "Downpayment"), shall be payable simultaneously with the execution and delivery of this Agreement, by delivery to Lawyers Title Insurance Corporation (the "Escrow Agent") by a bank wire transfer of immediately available funds to an account designated in writing by the Escrow Agent. For the purposes of this Agreement, Three Hundred Thousand Dollars ($300,000) of the Downpayment shall be attributed to the Georgia Shopping Center (the "Georgia Downpayment"), and Two Hundred Thousand Dollars ($200,000) of the Downpayment shall be attributed to the Michigan Shopping Center (the "Michigan Downpayment").

          The Downpayment shall be held and disbursed by the Escrow

Agent in accordance with the terms of Section 16.  At the Closing for the Georgia Shopping Center, the Georgia Downpayment and any interest accrued thereon shall be applied against the Purchase Price, i.e., the Purchaser shall receive a credit of Three Hundred Thousand Dollars plus applicable interest against the portion of the Purchase Price payable pursuant to
     Section 2(b) and only the Michigan Downpayment and any interest accrued thereon shall continue to be held by the Escrow Agent. If the Closing shall occur with respect to the Michigan Shopping Center, the Sellers shall be entitled to receive the Michigan Downpayment and any interest accrued thereon, and the Michigan Downpayment and such interest shall be credited, in Purchaser's favor, against the portion of the Purchase Price payable pursuant to Section 2(b) solely to the extent that such interest accrues up to and including the Adjustment Date.

          (b) The balance of the Purchase Price (i.e., the Purchase Price minus the credit set forth in Section 2(a) above, plus or minus the apportionments set forth in Section 3, shall be delivered to the Escrow Agent on the day prior to Closing to be paid at the Closing by bank wire transfer of immediately available funds to Sellers' account or to the account or accounts of such other party or parties as may be designated by the Sellers on or before the Closing Date.

          (c) The Purchase Price for each individual Shopping Center is as follows:







     Shopping Center                  Purchase Price
       1. Pavilions at East   $14,000,000.00
Lake
       2. Westland Crossing   $10,100,000.00

          (d)   Because  the  Closings occur with  respect  to  the
     Shopping Centers on different dates (i) the Purchase Price  to be  paid at each such Closing shall be the applicable Purchase
     Price as set forth in Section 2(c) for the applicable Shopping
     Center  being  closed  and  (ii)  the  apportionments  to   be
     performed pursuant to Section 3 shall be calculated only  with respect to that Shopping Center being closed.

     3.  Apportionments

     The following shall be apportioned between the Sellers and the Purchaser for all Closings as of 11:59 P.M. on the day preceding the Closing Date (the "Adjustment Date"), in the manner set forth in Section 3.1:

          (a) prepaid rents, rents for the month in which the Closing occurs and Additional Rents and other amounts payable by tenants, if, as and when received, subject to Section 3.3, together with a reduction to the Purchase Price equal to the net present value of any free occupancy period, free tenant improvements, or other similar concessions to any tenant under any Lease in effect as of the date hereof which, by the terms of such Lease, are to occur on or after the Adjustment Date;

          (b) real estate taxes, special assessments (but only any installment relating to the period in which the Adjustment Date occurs), water charges, sewer rents and vault charges, if any, on


          (c) the basis of the fiscal years (or applicable billing period if other than a fiscal year), respectively, for which same have been assessed, subject to Section 3.2;

          (c) value of prepaid fuel belonging to Seller stored on the Shopping Centers, at the Sellers' cost, including any taxes, on the basis of a statement from the Sellers' suppliers;

          (d) charges and payments under Contracts that are being assigned to the Purchaser pursuant to the terms of the agreements listed on Schedule 3 or permitted renewals or replacements thereof;

          (e) any prepaid items, including, without limitation, fees for licenses which are transferred to the Purchaser at the Closing and annual permit and inspection fees;

          (f) utilities, including, without limitation, telephone, steam, electricity and gas companies, on the basis of the most recently issued bills therefor, subject to adjustment after the Closing when the next bills are available, or if current meter readings are available, on the basis of such readings (provided, that the foregoing shall specifically exclude any deposits of the Sellers with respect to such utilities);

          (g) personal property taxes payable by the owner of a Shopping Center regardless of identity, if any, on the basis of the fiscal year for which assessed;

          (h) all other expenses and revenues from the operation of the Shopping Centers other than rents and Additional Rents (including, without limitation, parking charges, tenant direct electrical reimbursements, HVAC overtime charges, and telephone booth and vending machine revenues);

          (i)  New Lease Expenses as provided in Section 11.1.2;

          (j) at the Closing of the Michigan Shopping Center, to the extent not already paid by the Sellers, the Purchaser shall receive a credit (i) in the amount of $373,800 for the tenant allowance granted to Michaels Stores, Inc., and (ii) for any unpaid brokerage fees due under the Michaels Stores, Inc. lease;

          (k) at the Closing of the Michigan Shopping Center, to the extent not already paid by the Sellers, the Purchaser shall receive a credit for any amounts due pursuant to Exhibit D-

          1, Paragraph G.4 of the Michaels Stores, Inc. lease regarding a payment of One Thousand

          (l) Dollars ($1,000.00) for each day subsequent to February 28, 1999 extending to the Completion Date (as defined in the Michaels Stores, Inc. lease);

          (l) at the Closing of the Michigan Shopping Center, the Purchaser shall receive a credit equal to the amount of Minimum Rent, Common Area Charges and Real Estate Taxes (all as defined in the Michaels Stores, Inc. lease) for the period commencing on the day after the Adjustment Date continuing up to the Rental Commencement Date (as defined in the Michaels Stores, Inc. lease), during which period Michaels Stores, Inc. is not required under its lease to pay such costs. If such amount cannot be definitively determined at the Closing, the parties agree to use the estimated amount of Ninety Thousand Twenty-Four Dollars ($90,024), which amount represents ninety
     (90) days of payments of Minimum Rent, Common Area Charges and Real Estate Taxes and which amount is to be adjusted after the Closing within thirty (30) days of the final amount being determined; and

          (m) such other items as are customarily apportioned between sellers and purchasers of real properties of a type similar to the respective Shopping Centers and located in the County in which the respective Shopping Centers are located.

          3.1.  Taxes.

          If the amount of water charges, sewer rents, personal property taxes or real estate taxes for any Shopping Center for the fiscal year during which the Closing occurs is not finally determined at the Adjustment Date, such taxes and other charges shall be apportioned on the basis of the full amount of the assessment for such period (or the assessment for the prior tax or other period if the assessment for the current tax period or other period is not then known) and the rate for the immediately prior tax year, notwithstanding any provisions of law which permit reduced payment pending final determination, and shall be reapportioned as soon as the new tax rate and/or rate for other charges and valuation, if any, has been finally determined and the tax bill or other bill has been received. If any taxes which have been apportioned shall subsequently be reduced by abatement, the amount of such abatement, less the cost of obtaining the same and after deduction of sums payable to tenants under Leases or expired or terminated Leases, shall be equitably apportioned between the parties hereto.

          3.2.  Rents.

               3.2.1.  Arrearages.

               If  on the Closing Date any tenant is in arrears  in
          the payment of rent or has not paid the rent payable by it for the month in which the Closing occurs (whether or not it is in arrears for such month on the Closing Date), any rents received by the Purchaser from such tenant after the Closing shall be applied to amounts due and payable by such tenant during the following periods in the following order of priority: (i) first, to the month(s) following the month in which the Closing occurred, (ii) second, to the month in which the Closing occurred, and (iii) third, to the month(s) preceding the month in which the Closing occurred. If rents or any portion thereof received by the Sellers or the Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended by the Purchaser in connection with the collection thereof, shall be promptly paid to the other party. The obligations of this Section
          3.2.1 shall survive the Closing.

               3.2.2.  Additional Rents.

               If any tenants are required to pay percentage rent, escalation charges for real estate taxes, parking charges, operating expenses and maintenance escalation rents or charges, cost-of-living increases or other charges of a similar nature ("Additional Rents") and any Additional Rents are received from a tenant after the Closing Date, then the Purchaser and/or Sellers shall apply such Additional Rents (i) first, to the applicable rental period(s) following the period in which the Closing occurred, to the extent of any Additional Rents due and owing for such period, (ii) second, to the applicable rental period in which the Closing occurred, to the extent of any Additional Rents due and owing for such period, and (iii) third, to the applicable rental period(s) preceding the period in which the Closing occurred, to the extent of any Additional Rents due and owing for such period, less, in the case of rents received by the Purchaser, a proportionate share of any reasonable attorneys' fees and costs and expenses expended by the Purchaser in connection with collection thereof.

               Notwithstanding the foregoing allocation, if and to the extent that any remittance of Additional Rents is accompanied by express directions from a tenant that such Additional Rents are allocable to a specific rental period, such Additional Rents shall be applied first to the rental period so specified, and the remainder shall be applied in accordance with the immediately preceding sentence. To the extent that such Additional Rents consist of percentage rents, such Additional Rents shall be allocated under this Section 3.2.2 based on the assumption that such Additional Rents are earned at a constant rate during the course of the period for which such Additional Rents are paid. The obligations of this
          Section 3.2.2 shall survive the Closing.

               3.2.3.  Collection After the Closing.

               After  the  Closing, each Seller shall  continue  to
          have the right, in its own name, to demand payment of and to collect rent and Additional Rent arrearages owed to such Seller by any tenant, which right shall include, without limitation, the right to continue (subject to the next sentence following) or commence legal actions or proceedings against any tenant, and delivery of the Lease Assignment shall not constitute a waiver by the Sellers of such right. The Sellers shall not disturb or otherwise interfere with any tenant in its occupancy and use of its leased portion of the Shopping Centers in the exercise of its rights under this Section 3.2.3. Subject to the preceding sentence, the Purchaser agrees to cooperate with the Sellers in connection with all reasonable efforts by the Sellers to collect such rents and Additional Rents and to take all reasonable steps as may be necessary to carry out the intention of the foregoing without out-of-pocket third party costs to the Purchaser.

3.2.4.  Settlements by Sellers.

               In the case of amounts payable by tenants to any Seller for periods of time ending before the Adjustment Date but to become payable thereafter when bills are rendered (such as annual computations of Additional Rents) the Sellers shall after settlement prepare and promptly deliver to the Purchaser the information necessary to prepare the bills to the tenants. Each Seller warrants and represents that such information will be true, complete and correct. All such charges shall be paid to the Purchaser and adjusted and applied as provided herein.

          3.3.  Water.

          If there is a water meter on the Shopping Centers, the Sellers shall furnish a reading to a date not more than thirty
     (30) days prior to the Closing Date, and the unfixed water charges and sewer rent, if any, based thereon for the intervening time shall be apportioned on the basis of such last reading. In addition, if there are any such charges submetered to tenants and payable by them directly to the Sellers, Sellers shall use reasonable efforts to obtain readings thereof as of the Adjustment Date on or before the date specified in Section 3.1, and such items shall be prorated, and adjusted and applied in mode and manner as with respect to Additional Rents.

          3.4.  Utilities.

          The Sellers will obtain final cut-off readings of fuel, telephone, electricity, and gas as of the Adjustment Date on or before the Adjustment Date. The Sellers shall pay the bills based on such readings promptly after the same are rendered. If arrangements cannot be made for any such cut-off reading, the parties shall apportion the charges for such services on the basis of the bill therefor for the most recent billing period prior to the Adjustment Date, and the Sellers and Purchaser shall promptly readjust the apportionments in accordance with the actual bills upon their receipt by the Purchaser or the Sellers. In addition, if there are any such charges submetered to tenants and payable by them directly to the Sellers, Sellers shall use reasonable efforts to obtain readings thereof at the Adjustment Date, and such items shall be prorated, and adjusted and applied in mode and manner as with respect to Additional Rents. The Sellers shall retain all of their deposits with the providers of utility services, and the Purchaser shall have no rights to such deposits.

          3.5.  Post-Closing Adjustments.

          If any of the items subject to apportionment under the foregoing provisions of this Section 3 cannot finally be apportioned at the Adjustment Date because of the unavailability of the information necessary to compute such apportionment, or if any errors or omissions in computing apportionments are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing, in the case of errors or omissions, for a period of sixty (60) days after the Closing Date. Notwithstanding any of the foregoing provisions of this Section 3.5 to the contrary, the Purchaser and the Sellers agree that the sixty
     (60) day limitation set forth in this Section 3.5 shall not apply to an inability to calculate apportionments as a result of the unavailability of information necessary to compute such apportionment, and that the obligation to reapportion in such circumstance shall survive the Closing forever.



          With respect to the Michigan Shopping Center, after the Closing the Purchaser will pay to the Seller One Hundred
     Fifteen Thousand Four Hundred Dollars ($115,400) if the following conditions are satisfied: (i) the Seller has entered into a triple net lease with J.R. Holcomb & Co. for 4,400 leaseable square feet at an annual rental of not less than $11.50 per square foot for a minimum 5 year term, and (ii) the other provisions of said lease are substantially similar to those contained in the Seller's standard lease form and per the term sheet provided to Purchaser. Said credit will be due and payable to the Seller within five (5) business days of the date on which the tenant commences paying rent under the lease. The Seller shall pay directly to the broker any commission for said lease when such amount is due. The Purchaser shall be responsible for all build-out and other costs as per the term sheet, excluding legal fees, required to move the tenant into its space.

     4.  Due Diligence Period.

     Notwithstanding anything to the contrary contained herein, the Purchaser shall have until the date of this Agreement for the Georgia Shopping Center and for the Michigan Shopping Center, or such shorter periods as the Purchaser may elect (each, a "Due Diligence Period"), to examine title to the respective Shopping Center, to inspect the physical and financial condition of the respective Shopping Center and to review the Property Information.

          4.1.  Access to the Shopping Centers.

          During the Due Diligence Period, and subsequent to the end of such period until the termination of this Agreement or the Closing, the Purchaser and the Purchaser's Representatives shall have the right to enter upon the Shopping Centers and their books, records and files for the sole purpose of inspecting the Shopping Centers (including, without limitation, interviewing tenants, and speaking to one individual at each Shopping Center location designated by the Sellers as representing the on-site property manager, such person to have knowledge of the management and operations of such Shopping Centers) and making surveys, soil borings, engineering tests and other investigations, inspections and tests (collectively, "Investigations"), provided (i) as to each Shopping Center, the Purchaser shall give the Sellers not less than one (1) business day's prior notice (which notice may be telephonic) before each entry, and
     (ii) neither the Purchaser nor the Purchaser's Representatives shall permit any borings, drillings or samplings (other than asbestos samplings) to be done on the Shopping Centers without the Sellers' prior consent, which consent shall not be unreasonably withheld or delayed. Any entry upon the Shopping Centers and all Investigations shall be conducted during the Sellers' normal business hours and at the sole risk and expense of the Purchaser and the Purchaser's Representatives, and shall not unreasonably interfere with the activities on or about the Shopping Centers of the Sellers, its tenants and their employees and invitees. The Purchaser shall:

               (a) if the Closing does not occur on the Closing Date, promptly repair any damage to the Shopping Centers resulting from any such Investigations and replace, refill and regrade any holes made in, or excavations of, any portion of the Shopping Centers used for such Investigations so that the Shopping Centers shall be in substantially the same condition that they existed in prior to such Investigations. Until the Purchaser either repairs such damage or closes on the acquisition of the Shopping Centers, it shall take all steps necessary to ensure that such unrepaired conditions shall not further deteriorate or cause any harm to persons or property;

               (b) fully comply with all Laws applicable to the Investigations;

          (d) permit the Sellers to have a representative present during all Investigations at any Shopping Center undertaken hereunder, provided the presence of such a

               [c] representative shall not be a condition to the Purchaser's ability to conduct Investigations;

               (d) furnish to the Sellers, at the Sellers' election and at no cost or expense to the Sellers other than reimbursement for the actual out-of-pocket expenses of the Purchaser evidenced by copies of third party invoices, copies of all surveys, soil test results, engineering, asbestos, environmental and other studies and reports relating to the Investigations prepared by third parties (other than work product of counsel) which the Purchaser shall obtain with respect to the Shopping Centers promptly after the Purchaser's receipt of same;

               (e) not allow the Investigations to result in any liens, judgments or other encumbrances being filed or recorded against the Shopping Centers, and the Purchaser shall, at its sole cost and expense, promptly discharge of record, by bond or otherwise, any such liens or encumbrances that are so filed or recorded (including, without limitation, liens for services, labor or materials furnished); and

               (f)    indemnify  the  Sellers  and   the   Sellers'
          Affiliates and hold the Sellers and the Sellers' Affiliates harmless from and against any and all claims, demands, causes of action, losses, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements) suffered or incurred by the Sellers or any of the Sellers' Affiliates and arising out of or in connection with (i) the Purchaser's and/or the Purchaser's Representatives' entry upon the Shopping Centers for the Investigations, and/or
          (ii) any liens or encumbrances filed or recorded against the Shopping Centers as a consequence of the Investigations. The foregoing indemnity shall not be deemed to apply to claims, demands, causes of action, losses, damages, liabilities, costs or expenses arising solely out of the Purchaser and the Purchaser's Representatives discovering a pre-existing environmental contamination or violation of Applicable Environmental Laws. However, if the Purchaser's or the Purchaser's Representatives' physical conduct in investigating any pre-existing environmental contamination is performed in a commercially unreasonable manner and such performance physically worsens such contamination, then the foregoing indemnity shall apply only to such worsened condition (but specifically excluding any consequential damages), but shall not apply to such pre-existing contamination.

          The provisions of this Section 4.1 shall survive the termination of this Agreement and the Closing.

4.2.  Purchaser's Termination Notice.

          The Purchaser shall have the right in its sole and absolute discretion to elect to terminate this Agreement in respect of any Shopping Center (subject to the last sentence of this Section 4.2) by giving written notice (the "Purchaser's Termination Notice") of such election to the
     Sellers at any time prior to 5:00 P.M. New York time on the last day of the Due Diligence Period for the applicable Shopping Center. If for any reason whatsoever the Sellers shall not have actually received the Purchaser's Termination Notice for a Shopping Center prior to the expiration of the Due Diligence Period for such Shopping Center, the Purchaser shall be deemed to have irrevocably waived its right of termination under this Section 4.2 for only such Shopping Center, and such right of termination shall be of no further force or effect. If the Purchaser exercises its right to terminate this Agreement with respect to the Georgia Shopping Center, this Agreement shall terminate altogether, and the Purchaser shall not retain the right to purchase the Michigan Shopping Center.

          4.3.  Estoppel Certificates.

          Promptly after execution and delivery of this Agreement, the Sellers agree to request an estoppel certificate (collectively, the "Estoppel Certificates") from each tenant under a Lease. The Sellers shall deliver to the Purchaser, on or before the Closing Date, Estoppel Certificates for each tenant under a lease for more than 5,000 square feet of rentable space in any Shopping Center, and for not less than seventy-five percent (75%) of the other tenants on an individual Shopping Center basis (collectively, the "Required Estoppel Certificates"). The Estoppel Certificates shall be in the form annexed hereto as Exhibit G and made a part hereof (except for the Estoppel Certificate for Michaels Stores, Inc. at the Michigan Shopping Center which shall be in the form annexed hereto as Exhibit G-1 and made a part hereof, and except for the Estoppel Certificates for ACE Hardware and Kroger at the Georgia Shopping Center each of which shall contain a statement by said tenant approving existing parking, including existing layout and number of spaces and further stating that they will not require future changes in layout and number (alternatively, said approval by tenant of existing parking may be reflected in a separate letter)), and when returned by tenant, shall not contain any discrepancy, adverse claim or exception; provided, however, if any tenant (except ACE Hardware, Kroger and Michaels Stores, Inc.) is required or permitted under its Lease to deliver an Estoppel Certificate different from Exhibit G, Purchaser shall accept from the tenant the form so required or permitted under the Lease, if any such Estoppel Certificate is obtained, provided, that such Estoppel Certificates shall be delivered without discrepancy, adverse claim or exception. The Sellers shall be obligated to satisfy, prior to Closing, discrepancies, adverse claims or exceptions contained on Estoppel Certificates, provided such discrepancies, adverse claims or exceptions can be satisfied by payment of liquidated amounts not to exceed $75,000 on an individual Shopping Center basis. The Sellers will deliver each Estoppel Certificate received by the Sellers to the Purchaser promptly following the Sellers' receipt thereof. The Sellers may, in their sole discretion, adjourn the Closing one or more times for up to thirty (30) days in the aggregate in order to address discrepancies, adverse claims or exceptions on the Estoppel Certificates, including the Estoppel Certificate for Michaels Stores, Inc. In the event one or more Estoppel Certificates are returned containing discrepancies, adverse claims or exceptions that cannot be satisfied by payment of $75,000 as set forth above, and the Sellers do not resolve such matters by paying liquidated amounts, the Purchaser shall have the right to terminate this Agreement.

          In the event the Seller does not deliver both the Kroger and the ACE Hardware parking Estoppel Certificates (or separate agreements) described above by March 31, 1999, the Purchaser shall receive a credit at the Closing for the Georgia Shopping Center in the amount of One Hundred Thirty-Five Thousand Dollars ($135,000).

4.4  Termination of Contracts.

          On or before the Closing Date, the Sellers will terminate each property management agreement or leasing agreement to which such Seller is a party with respect to any Shopping Center. The provisions of this Section 4.4 shall survive the Closing.

5.  Title
Subject to the provisions of this Section 5, the Sellers shall convey and the Purchaser shall accept title to the Shopping Centers subject to those matters set forth on Schedule 5 hereto (collectively the "Permitted Encumbrances"). The Sellers have delivered to the Purchaser (i) commitments (collectively, the "Title Commitment") for owner's fee title insurance policies dated as of a recent date with respect to the Shopping Centers from Lawyers Title Insurance Corporation (the "Title Company"), and (ii) a current as-built survey ("Surveys") by a licensed surveyor of each of the Shopping Centers which describes such Shopping Center and contains a surveyor's certificate in favor of Purchaser, which will be amended to include such other parties as Purchaser shall designate. The final title insurance policies shall include the endorsements set forth on Schedule 4 hereto.

     The Sellers have ordered, and will deliver to the Purchaser once received, (A) UCC lien searches for each Seller and for each Shopping Center for each state and local filing office where filings must be made to obtain perfected security interests in the personal property at the Shopping Center, and (B) judgment searches, bankruptcy court searches and federal tax lien searches for each Seller for each state in which such Seller owns a Shopping Center (collectively, the "Lien Searches").

          5.1  Unacceptable Encumbrances.

          If the Title Commitment, the Lien Searches, or the Surveys indicate the existence of any liens, encumbrances or other defects or exceptions in or to title to the Shopping Centers (collectively, the "Unacceptable Encumbrances") subject to which the Purchaser is unwilling to accept title and the Purchaser gives the Sellers notice of the same within fourteen (14) days after receipt of the later of the Title Commitment, the Lien Searches, the Survey, the underlying exception documents or all pro forma endorsements, as applicable, the Sellers shall undertake to eliminate the same subject to Section 5.2. The Purchaser hereby waives any right the Purchaser may have to advance as objections to title or as grounds for the Purchaser's refusal to close this transaction any Unacceptable

          Encumbrance which the Purchaser does not notify the Sellers of within such fourteen (14) day period unless (i) such Unacceptable Encumbrance was first raised by the Title
     Company or surveyor subsequent to the date of the Title Commitment or the Survey, or such Unacceptable Encumbrance was first reflected in the Lien Searches, or the Purchaser shall otherwise first discover same or be advised of same subsequent to the date of the Title Commitment, the Lien Searches, or the Survey, and (ii) the Purchaser shall notify the Sellers of the same within five (5) business days after the Purchaser first becomes aware of such Unacceptable Encumbrance. The Sellers may, in their sole discretion, adjourn the Closing one or more times for up to thirty (30) days in the aggregate in order to eliminate Unacceptable Encumbrances.

          5.2  Removal of Unacceptable Encumbrances.

          The Sellers shall not be obligated to bring any action or proceeding, to make any payments or otherwise to incur any expense in order to eliminate Unacceptable Encumbrances not waived by the Purchaser or to arrange for title insurance insuring against enforcement of such Unacceptable Encumbrances against, or collection of the same out of, the Shopping Centers; except that the Sellers shall satisfy (i) mortgages, taxes and any (Sellers' voluntarily created) liens secured by or affecting the Property, and (ii) judgments against the Sellers or other liens (collectively, "Liens") secured by or affecting the Shopping Centers which can be satisfied by payment of liquidated amounts not to exceed $100,000 in the aggregate for all such other Liens. Sellers may eliminate any such Unacceptable Encumbrance by the payment of amounts necessary to cause the removal thereof of record or by arranging for title insurance reasonably satisfactory to the Purchaser insuring against enforcement of such Unacceptable Encumbrance against, or collection of the same out of, the Property.

5.3  Options Upon Failure to Remove Unacceptable Encumbrances.

          If the Sellers are unable or, pursuant to the limitations on expenditures set forth in Section 5.2, not otherwise obligated to eliminate all Unacceptable Encumbrances not waived by the Purchaser, or to arrange for title insurance acceptable to the Purchaser insuring against enforcement of such Unacceptable Encumbrances against, or collection of the same out of, the

          Shopping Centers, and to convey title in accordance with the terms of this Agreement on or before the Closing Date (whether or not the Closing is adjourned as provided in Section 5.1), the Purchaser shall elect on the Closing Date, as its sole remedy for such inability of the Sellers, either
     (i) to terminate this Agreement as to the Shopping Centers affected by such Unacceptable Encumbrances by notice given to the Sellers pursuant to Section 14.1, in which event the provisions of Section 14.1 shall apply, or (ii) to accept title subject to such Unacceptable Encumbrances and receive no credit against, or reduction of, the Purchase Price.

          5.4  Use of Purchase Price.

          If on the Closing Date there may be any Liens or other liens or encumbrances which the Sellers must pay or discharge in order to convey to the Purchaser such title as is herein provided to be conveyed, the Sellers may use any portion of the Purchase Price to satisfy the same, provided:

               (a)   the Sellers shall deliver to the Purchaser  or
          the Title Company, at the Closing, instruments in recordable form and sufficient to satisfy such Liens or other encumbrances of record together with the cost of recording or filing said instruments; or

               (b) the Sellers, having made arrangements with the Title Company, shall deposit with said company sufficient moneys acceptable to said company to insure the obtaining and the recording of such satisfactions.

          5.5  Franchise Taxes.

          Any franchise or corporate tax open, levied or imposed against the Sellers or other owners in the chain of title that may be a Lien on the Closing Date or for which the Purchaser may become personally liable therefor on or after the Closing Date, shall not be an objection to title if the Title Company omits same from the title policy issued pursuant to the Title Commitment or excepts same but in either event insures the Purchaser against collection thereof out of the Shopping Centers or from the Purchaser personally.

5.6  Transfer Taxes; Title Insurance Premiums.



          At the Closing, the Sellers shall pay all local, state and county transfer taxes, transfer gains taxes and recording taxes (the "Transfer Tax Payments") imposed pursuant to the Laws of the States of Michigan and Georgia (or counties or municipalities therein) in respect of the transactions contemplated by this Agreement, by delivery to the Title Company of sufficient funds to pay such taxes together with any return (the "Transfer Tax Return") required thereby which shall be duly executed by the Sellers and the Purchaser to the extent required by applicable law. To the extent required under Georgia withholding tax laws, the Sellers agree to deposit a portion of the Purchase Price with the proper agency. At the Closing, the title, survey and other Closing-related expenses shall be paid in the manner set forth on Schedule 6.

     6.  Representations and Warranties of the Sellers.

     Each Seller represents and warrants to the Purchaser as follows:

          (a) (i) Dean Witter Realty Income Partnership II, L.P. is a duly formed and validly existing limited partnership organized under the laws of the State of Delaware.

               (ii) Dean Witter Realty Income Partnership III, L.P. is a duly formed and validly existing limited partnership organized under the laws of the State of Delaware and is qualified under the laws of the State of Michigan to conduct business therein.

          (b)   Each  Seller  has the full legal right,  power  and
     authority  to  execute  and deliver  this  Agreement  and  all documents now or hereafter to be executed by the Seller pursuant to this Agreement (collectively, the "Sellers' Documents"), to consummate the transaction contemplated hereby, and to perform its obligations hereunder and under the Seller's Documents. The execution and delivery of this Agreement and the Seller Documents and the consummation of the transaction contemplated hereby have been duly authorized by all necessary action and parties and no other proceedings on the part of the Seller are necessary in order to permit it to consummate the transaction contemplated hereby. This Agreement and the Seller Documents have been duly executed and delivered by the Seller and (assuming valid execution and delivery by Purchaser) are legal, valid and binding obligations of the Seller enforceable against each of them in accordance with their respective terms. Robert B. Austin is an officer of a general partner of each Seller.

          (c) This Agreement and the Seller's Documents and the execution, delivery and performance thereof do not and will not contravene any provision of the partnership agreement of the Seller or any other Seller Parties, any judgment, order, decree, writ or injunction issued against the Seller or any other Seller Parties, or any provision of any laws or governmental ordinances, rules, regulations, orders or requirements (collectively, the "Laws") applicable to the Seller or any other Seller Parties. The consummation of the transactions contemplated hereby will not result in a breach or constitute a default or event of default by the Seller or any other Seller Parties under any agreement to which the Seller or any of its assets are subject or bound and will not result in a violation of any Laws applicable to the Seller or any other Seller Parties. "Seller Parties" means collectively with respect to each Seller any person or entity owning or controlling such Seller or owned or controlled by such Seller in whole or in part, directly or indirectly, and the successors and assigns of each and all of the foregoing.

          (d) There are no leases or other occupancy agreements, and the Seller has no knowledge of any licenses, affecting any portion of the Shopping Center owned by such Seller (collectively, the "Leases") on the date hereof, except for the Leases listed in the rent rolls annexed hereto as Schedule 7 and made a part hereof. Other than the Leases, the Seller has no other agreements with any Tenant regarding such Tenant's occupancy of the Shopping Center. The copies of the Leases furnished by the Seller to the Purchaser are true, accurate and complete. All of the information set forth in
     Schedule 7 is true, accurate and complete in all respects. To the Seller's knowledge, the Leases are in full force and effect, without any default by the Seller thereunder. Except as listed on Schedule 7, the Seller has not given or received any written notice of default from any tenant under any Lease which remains uncured or unsatisfied, with respect to any of the Leases. All work and materials, if any, required to be performed or furnished, as applicable, prior to the date hereof by landlord under each of the Leases has been performed and furnished in accordance with the terms of such Leases and fully paid for, except as set forth on Schedule 7.

          (e) To the Seller's knowledge, there are no pending actions, suits, proceedings or investigations to which the Seller or the Shopping Center is a party before any court or other governmental authority with respect to the Shopping Center owned by the Seller, except as set forth on Schedule 8 hereto.

          (e)  Except as disclosed on Schedule 9 hereto, since the date
               Seller acquired legal and beneficial title to the Shopping Center owned by the Seller (i) to Seller's knowledge, neither Seller nor any third party has engaged in the generation, use, manufacture, treatment, transportation, storage or disposal of any Hazardous Substance (as hereinafter defined) on the Shopping Center in violation of Applicable Environmental Law (as hereinafter defined) or which requires remediation under Applicable Environmental Law, and (ii) to Seller's knowledge, neither Seller nor any third party has received any written notice from any governmental authority having jurisdiction over the Shopping Center of any violation of Applicable Environmental Law with respect to the Shopping Center which requires corrective action, or any notices relating to any such corrective action. Disclosure of any matter on Schedule 9 hereto shall not constitute any admission by Seller that such matter was material or a violation of Applicable Environmental Law but this sentence shall not obviate or vitiate the validity of any representation or warranty set forth herein. As used in this Agreement, the term "Hazardous Substance" shall mean any substance chemical or waste that is currently listed as hazardous, toxic or dangerous under Applicable Environmental Law. As used in this
           Agreement, the term "Applicable Environmental Law" shall mean the Comprehensive Environmental Response, Compensation and Liability
           Act ("CERCLA"), 42 U.S.C.  9601 et seq.; the Resource
           Conservation and Recovery Act ("RCRA"), 42 U.S.C.  6901, et seq.;
           the Water Pollution Control Act, 33 U.S.C.  1251 et seq.; the
           Clean Air Act, 42 U.S.C. 7401 et seq.; and the Toxic Substances Control Act, 15 U.S.C. 2601 et seq.; as the foregoing have been amended from time to

          (f) time to the date of this Agreement; and any similar state and local laws and ordinances and the regulations implementing such statutes or otherwise in effect on the date hereof imposing liability or establishing standards of conduct for environmental protection. The Sellers have delivered to the Purchaser true and complete copies of all environmental reports
          (g)
          with respect to the Shopping Centers in the Sellers' possession as of the date hereof. The Sellers know of no fact or circumstance that would make any matter relating to the environmental condition of the Shopping Centers set forth in the environmental reports that the Sellers have delivered to the Purchaser false or misleading.

          (g) Schedule 10 contains a list of the Licenses. To the Seller's knowledge, the Licenses are in full force and effect and are sufficient for the operation of the Shopping Center as currently operated.

          (h)  The Sellers have not received written notice of:

               (i) pending grievances or arbitration proceedings or unsatisfied arbitration awards, or judicial proceedings or orders respecting awards, relating to the Shopping Centers or their ownership, operation or occupancy;

               (ii) outstanding unfulfilled requirements or recommendations of any insurance company, any inspection or rating bureau or any board of underwriters concerning the Shopping Centers or any operation, condition, repair or alteration thereof; or

               (iii) any violation of any Laws from any federal, state or local governmental authority.

       (h) The Sellers are not aware of (i) any notice to them announcing an increase in the assessed value of the Shopping Centers for real estate tax purposes since the date of the most recent real estate tax bill issued for the Shopping Centers, or (ii) except for the construction at the Michaels Stores, Inc. at the Michigan Shopping
           Center, any new construction with respect to theShopping Centers since the most recent assessment of the value of the Shopping Centers for real property tax purposes that could increase the assessed value of the
          Shopping  Centers.   None  of Sellers  has  received  any
          assessment notices against the Shopping Centers with respect to any governmental improvements which have been substantially completed prior to the date hereof and for the cost of which the Shopping Center can be assessed. The Sellers have delivered to the Purchaser true, accurate and complete copies of the real estate tax bills for the Shopping Centers for the most recent tax periods.

          (j) None of Sellers owns, directly or indirectly, any other real estate located within one mile of the boundaries of any of the Shopping Centers.

          (k) The Sellers are not currently a party to any condemnation proceeding (including any proceeding for widening, change of grade or limitation on use of streets abutting the Premises) pending with regard to or affecting all or any part of the Premises (including any such abutting streets) and the Sellers have received no written notice threatening any such proceeding.

          (l)  The Sellers have no employees.

          (m) The operating statement for the Shopping Centers for the period from July 1, 1998 to December 31, 1998, a copy of which has been delivered to the Purchaser prior to the date hereof, is true, accurate and complete.

          (n) The Sellers have no knowledge of any Contracts on the date hereof, except for the Contracts listed on Schedule 3 annexed hereto and made a part hereof. The copies of the Contracts furnished by the Sellers to the Purchaser are true and complete. To the Sellers' knowledge, the Contracts are in full force and effect.

          (o) To the best knowledge of the Sellers, there are no brokerage fees payable by the landlord under any Leases in effect as of the date hereof upon the extension or renewal of any such Leases.

          (p) To the best knowledge of the Sellers, since the date of the Purchaser's inspection of the Improvements (to wit, January 12, 1999) (i) at the Georgia Shopping Center, there has been no material adverse change in the physical condition of the Improvements, and (ii) at the Michigan Shopping Center, there has been no material adverse change with respect to the ownership, operation, occupancy, or the financial or physical condition of the Michigan Shopping Center, other than relating to the required construction under the Michaels Stores, Inc. lease.

          6.1  Survival of Representations.

          The representations and warranties of the Sellers set forth in this Section 6 and elsewhere in this Agreement (i) shall be true, accurate and correct in all material respects, individually and in the aggregate, upon the execution of this Agreement and shall be deemed to be repeated on and as of the Closing Date, (ii) shall be deemed the joint and several representations and warranties of the Sellers, and (iii) shall remain operative and shall survive the Closing and the execution and delivery of the Deeds for a period of six (6) months following the Closing Date, and no action or claim based thereon shall be commenced after such period.

6.2  Waiver of Claims for Untrue Representation.

          In the event the Closing occurs, the Purchaser hereby expressly waives, relinquishes and releases any right or remedy available to it at law, in equity or under this Agreement to make a claim against the Sellers for damages that the Purchaser may incur, or to rescind this Agreement and the transactions contemplated hereby, as the result of any of Seller's representations or warranties being untrue, inaccurate or incorrect in any material respect, either individually or in the aggregate if the Purchaser knew that such representation or warranty was so untrue, inaccurate or incorrect at the time of the Closing and the Purchaser nevertheless closes title hereunder.

          6.3  Limited Nature of Representations.

          This Agreement, as written, contains all the terms of the agreement entered into between the parties as of the date hereof, and the Purchaser acknowledges that neither the Sellers nor any of the Sellers' Affiliates, nor any of their agents or representatives, nor Broker has made any representations or held out any inducements to the Purchaser, and the Sellers hereby specifically disclaim any representation, oral or written, past, present or future, other than those specifically set forth in this Section 6,
     Section 12 or
          elsewhere in this Agreement or the Conveyance Documents. The Purchaser acknowledges that the Sellers have afforded the Purchaser the opportunity for full and complete investigations, examinations and inspections of the Shopping Centers and all Property Information. The Purchaser acknowledges and agrees that, subject to the representations and warranties set forth elsewhere in this Agreement or the Conveyance Documents, (i) the Property Information delivered or made available to the Purchaser and the Purchaser's Representatives by the Sellers or the Sellers' Affiliates, or any of their agents or representatives may have been prepared by third parties and may not be the work product of the Sellers and/or any of the Sellers' Affiliates; (ii) neither the Sellers nor any of the Sellers' Affiliates has made any independent investigation or verification of, or has any knowledge of, the accuracy or completeness of, the Property Information; (iii) the Property Information delivered or made available to the Purchaser and the Purchaser's Representatives is furnished to each of them at the request, and for the convenience of, the Purchaser; (iv) the Purchaser is relying solely on its own investigations, examinations and inspections of the Shopping Centers and those of the Purchaser's Representatives and is not relying in any way on the Property Information furnished by the Sellers or any of the Sellers' Affiliates, or any of their agents or representatives; and (v) the Sellers expressly disclaim any representations or warranties with respect to the accuracy or completeness of the Property Information, and, subject to the representations and warranties set forth in this Agreement and the Conveyance Documents, the Purchaser releases the Sellers and the Sellers' Affiliates, and their agents and representatives, from any and all liability with respect to the Property Information. The Purchaser or anyone claiming by, through or under the Purchaser, hereby fully and irrevocably releases the Sellers and the Sellers' Affiliates, and their agents and representatives, from any and all claims that it may now have or hereafter acquire against any of the Sellers or the Sellers' Affiliates, or their agents or representatives for any cost, loss, liability, damage, expense, action or cause of action, whether foreseen or unforeseen, arising from or related to any construction defects, errors or omissions on or in the Shopping Centers, the presence of environmentally hazardous, toxic or dangerous substances, or any other conditions (whether patent, latent or otherwise) affecting the Shopping Centers, except for claims against a Seller based upon any obligations and liabilities of such Seller expressly provided in this Agreement and the documents to be delivered to the Purchaser pursuant to Sections 9(a), 9(b), 9(c), 9(d), 9(f), 9(h) (to the extent that such deliveries under Section 9(h) consist of Landlord Estoppel Certificates), 9(n), 9(p), 9(x) and any other documents delivered at the Closing that by their terms contain provisions that survive the Closing (collectively, the "Conveyance Documents"). The Purchaser acknowledges that any covenants, agreements, representations or warranties set forth in this Agreement are being made by each Seller individually and that in no event (except as expressly set forth in Section 14.1 and Section 14.3) will the Purchaser have recourse against any Seller for any breach of this Agreement by any other Seller.

     The provisions of this Section 6 shall survive the Closing.

     7.  Representations and Warranties of the Purchaser.

     The Purchaser represents and warrants to the Sellers as follows:

          (a) The Purchaser is a duly formed and validly existing corporation organized under the laws of the State of Maryland and is qualified or registered under the laws of the State of Michigan to conduct business therein on the Closing Date.

          (b)   The Purchaser has the full, legal right, power  and
     authority to execute and deliver this Agreement and all documents now or hereafter to be executed by it pursuant to this Agreement (collectively, the "Purchaser's Documents"), to consummate the transactions contemplated hereby, and to perform its obligations hereunder and under the Purchaser's Documents.

          (c) This Agreement and the Purchaser's Documents do not and will not contravene any provision of the charter or by-laws of the Purchaser, any judgment, order, decree, writ or injunction issued against the Purchaser, or any provision of any Laws applicable to the Purchaser. The consummation of the transactions contemplated hereby will not result in a breach or constitute a default or event of default by the Purchaser under any agreement to which the Purchaser or any of its assets are subject or bound and will not result in a violation of any Laws applicable to the Purchaser.

          (d) The Purchaser has not received written notice of any pending actions, suits, proceedings or investigations to which the Purchaser is a party before any court or other governmental authority which may have an adverse impact on the transactions contemplated hereby or the rights or ability of the Purchaser to fully perform the same.

     The representations and warranties of the Purchaser set forth in this Section 7 and elsewhere in this Agreement shall be true, accurate and correct in all material respects upon the execution of this Agreement, shall be deemed to be repeated on and as of the Closing Date and shall survive the Closing for a period of six (6) months.

     8.  Conditions Precedent to Closing.

          8.1  Conditions Precedent to Purchaser's Obligations.
     The Purchaser's obligation under this Agreement to purchase the Shopping Centers is subject to the fulfillment of each of the following conditions: (i) the representations and warranties of the Sellers contained herein shall be true, accurate and correct in all material respects, individually and in the aggregate, as of the Closing Date, subject to changes to matters discussed in such representations and warranties in connection with the operation of the Shopping Centers in compliance with Section 11 hereof (other than
     Section 11.5); (ii) the Sellers shall be ready, willing and able to deliver title to such Shopping Center in accordance with the terms and conditions of this Agreement (including without limitation insured title pursuant to the Title Commitments and the absence of any Unacceptable Encumbrances);
     (iii) no casualty with respect to a "material" part of such Shopping Center, as described in Section 13.1 shall have occurred, (iv) no condemnation or eminent domain taking of any "significant" portion of such Shopping Center, as described in
     Section 13.2, shall have occurred, (v) the Sellers shall have delivered all the documents and other items required pursuant to Section 9, and shall have performed all other covenants, undertakings and obligations, and complied with all conditions required by this Agreement to be performed or satisfied by the Sellers at or prior to the Closing, (vi) there shall have been no violation of any of the Permitted Encumbrances since the date of this Agreement, (vii) the condition to Sellers' obligations set forth in Sections 8.2(iii) shall have been satisfied other than by the Sellers' waiver thereof, and (viii) the Purchaser shall not have delivered a Purchaser's Termination Notice.

           With respect to the Michigan Shopping Center only, it shall be a condition precedent to the Purchaser's obligation to purchase that the Sellers deliver an Estoppel Certificate from Michaels Stores, Inc. satisfactory to the Purchaser stating, among other things, that all required construction under the Michaels Stores, Inc. lease has been completed.

          8.2  Conditions Precedent to Sellers' Obligations.

          The Sellers' obligation under this Agreement to sell the Shopping Centers to the Purchaser is subject to the fulfillment of each of the following conditions: (i) the representations and warranties of the Purchaser contained herein shall be materially true, accurate and correct as of the Closing Date; (ii) the Purchaser shall have delivered the funds required hereunder and all the documents to be executed by the Purchaser set forth in Section 10 and is not otherwise in default of its obligations hereunder in any material respect; and (iii) all consents and approvals of governmental authorities and parties to agreements to which the Purchaser is a party or by which the Purchaser's assets are bound that are required with respect to the consummation of the transactions contemplated by this Agreement shall have been obtained and copies thereof shall have been delivered to the Sellers at or prior to the Closing.

     9.  Documents to be Delivered by the Sellers at Closing.

     At the Closing of each Shopping Center, the Sellers shall execute, acknowledge and/or deliver, as applicable, the following to the Purchaser:

          (a) Deeds (collectively, the "Deeds") conveying title to the Shopping Centers in the form of Exhibit A annexed hereto and made a part hereof.

          (b) The Assignment and Assumption of Leases and Security Deposits in the form of Exhibit B annexed hereto and made a part hereof assigning all of the Sellers' right, title and interest, if any, in and to the Leases, all warranties and guarantees thereof and the security deposits thereunder in the Sellers' possession, if any (the "Lease Assignment").

          (c) The Assignment and Assumption of Contracts and Licenses in the form of Exhibit C annexed hereto and made a part hereof (the "Contract and License Assignment") assigning all of the Sellers' (and any person managing a Shopping Center on behalf of the Sellers) right, title and interest, if any, in and to (i) all of the assignable licenses, permits, certificates, approvals, authorizations and variances issued for or with respect to the Shopping Centers by any governmental authority of which the Sellers are aware and which are in the Sellers' (or such other person's) possession or control as of the Closing (collectively, the "Licenses"), and (ii) all assignable purchase orders, equipment leases, advertising agreements, franchise agreements, license agreements and other service contracts relating to the
     operation   of   the   Shopping  Centers  (collectively,   the
     "Contracts").

          (d) The Assignment and Assumption of Intangible Property in the form of Exhibit D annexed hereto and made part hereof assigning all of the Sellers' (and any person managing a Shopping Center on behalf of the Sellers) right, title and interest, if any, in and to all intangible property owned by the Sellers with respect to the operation of the Shopping Centers listed on Schedule 11 annexed hereto and made a part hereof, including, without limitation, the trade names (the "Intangible Property Assignment") (the Lease Assignment, the Contract and License Assignment and the Intangible Property Assignment are herein referred to collectively as the "A & A Agreements").

          (e) Executed counterparts or, if no such original counterpart is available, a photocopy with all signatures, of all Leases and New Leases and any amendments, warranties and guarantees and other documents relating thereto, together with a schedule of all tenant security deposits thereunder and the accrued interest on such security deposits payable to tenants. With respect to any lease securities which are other than cash, the Sellers shall execute and deliver to the Purchaser at the Closing any appropriate instruments of assignment or transfer and such original security deposits to the extent that they are in the possession of the Sellers.

          (f) A bill of sale in the form of Exhibit E annexed hereto and made a part hereof (the "Bill of Sale") conveying, transferring and selling to the Purchaser all right, title and interest of the

          Sellers in and to all Personal Property. It is agreed that the value of such property is nominal.

          (g) Notices to the tenants of the Shopping Centers in the form of Exhibit F annexed hereto and made a part hereof advising the tenants of the sale of the Shopping Centers to the Purchaser and directing that rents and other payments thereafter be sent to the Purchaser or as the Purchaser may direct.

          (h) Executed originals of the Required Estoppel Certificates, without discrepancy, adverse claim or exception (except for deviation as to form as described in Section 4.3) and all other Estoppel Certificates, if any, received by the Sellers from tenants prior to the Closing Date and not previously delivered to the Purchaser. The Sellers shall also deliver, for each Lease with respect to which an Estoppel Certificate is not obtained, an estoppel certificate (collectively "Landlord Estoppel Certificates") executed by the Seller that is landlord under such Lease, each in the form annexed hereto as Exhibit H and made a part hereof. If a Seller delivers a Landlord Estoppel Certificate at the Closing and subsequently receives an Estoppel Certificate from the corresponding tenant, the Seller may substitute the Estoppel Certificate for the Landlord Estoppel Certificate to the
     extent the Estoppel Certificate covers the same matters as, and does not contain additional adverse matters not contained in, the Landlord Estoppel Certificate. In this event, the Purchaser shall return the original Landlord Estoppel Certificate to the Seller and it shall be considered null and void. This Section 9(h) shall survive the Closing.

          (i) To the extent in the possession or control of the Sellers or their managers for each of the Shopping Centers and not already located at the Shopping Centers, keys to all entrance doors to, and equipment and utility rooms located in, the Shopping Centers.

          (j) To the extent in the possession or control of the Sellers or their managers for each of the Shopping Centers and not already located at the Shopping Centers, all Licenses.

          (k) To the extent in the possession or control of the Sellers or their managers for each of the Shopping Centers, executed counterparts of all Contracts and all warranties and guaranties in connection therewith which are in effect on the Closing Date and which are assigned by the Sellers.

          (l) To the extent in the possession or control of the Sellers or their managers for each of the Shopping Centers, plans and specifications of the Buildings.

          (m) The Transfer Tax Payments together with the Transfer Tax Returns, if any.

          (n) A "FIRPTA" affidavit sworn to by the Sellers in the form of Exhibit I annexed hereto and made a part hereof. The Purchaser acknowledges and agrees that upon the Sellers' delivery of such affidavit, the Purchaser shall not withhold any portion of the Purchase Price pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

          (o) A closing statement setting forth the adjustments and apportionments required pursuant to the terms of this Agreement, in form and substance satisfactory to the Sellers and the Purchaser (the "Closing Statement").

          (p) A certificate of the Sellers reaffirming all of their representations and warranties set forth herein as of the Closing Date, in the form annexed hereto as Exhibit J and made a part hereof.

          (q) All of the books, records and files in the possession or control of the Sellers (including those in the possession of any person managing a Shopping Center on behalf of the Sellers) relating solely to the operation of the Shopping Centers.

          (r) A receipt executed by the Broker in favor of the Purchaser, in the form annexed hereto as Exhibit K and made a part hereof.

          Releases  from liability executed by each  manager  of  a
          Shopping   Center   pursuant  to  a  written   management
          agreement,

          such release to be in favor of the Purchaser, and in the form annexed hereto as Exhibit L and made a part hereof, provided, that if such manager is not a Sellers'
          Affiliate, Sellers shall only be required to use reasonable efforts to obtain such release, and provided, further, that if the Sellers are unable to obtain any such release, the Sellers shall execute an indemnification in favor of the Purchaser from and against any liability the Purchaser may have to such manager.

          (t) Mechanics lien affidavits, parties in possession affidavits and "gap" indemnities in favor of the Title Company, together with a statement delineating any tenant options or rights of first refusal for each of the Shopping Centers, each in a form reasonably acceptable to the Sellers.

          (u) The Sellers shall use reasonable efforts to obtain from each person owning real property that is the subject of a reciprocal easement agreement with any of the Shopping Centers an estoppel certificate in the form of Exhibit M annexed hereto, without discrepancy, adverse claim or exception.

          (v) Notices to other parties subject to the REAs advising them of the sale of the Shopping Centers to the Purchaser.

          (w) Withholding Tax Affidavit to be filed in the State of Georgia.

       (x) An assignment of the Sellers' rights, titles and interests, including guarantees, warranties and indemnification undertakings under the construction contract for the Michaels Stores, Inc. at the Michigan Shopping Center. Such assignment shall include representations and warranties that the contractor has received all monies due under the contract, that there exist no defaults by the
            Sellers or the contractor, and that there exist no claims or demands by the Sellers or the contractor.  Such assignment shall include an indemnification from the Sellers in favor of the
               Purchaser from and against any claims or demands under, arising out of or in respect of such contract.
          The contractor shall expressly consent to said

          (y) assignment and shall confirm that it has received all monies due under the contract.

          (y) All other documents the Sellers are required to deliver pursuant to the provisions of this Agreement.

9.1  Further Assurances.

     In addition to the obligations required to be performed hereunder by the Sellers at Closing, from time to time subsequent to the Closing the Sellers shall perform such other acts, and shall execute, acknowledge and deliver such other agreements and documents as the Purchaser may reasonably request in order to effectuate the consummation of the transaction contemplated herein consistent with the terms hereof; provided, that the taking of such acts and/or the execution of such documents shall be at no out-of-pocket third party cost or expense to the Sellers.

     10.  Documents to be Delivered by the Purchaser at Closing.

     At the Closing, the Purchaser shall execute, acknowledge and/or deliver, as applicable, the following to the Sellers:

          (a) The cash portion of the Purchase Price payable at the Closing pursuant to Section 2, subject to credits and adjustments as provided in this Agreement.

          (b)  The A & A Agreements.

          (c)  The Transfer Tax Returns, if any.

          (d)  The Closing Statement.

          (e) A certificate of the Purchaser reaffirming all of its representations and warranties set forth herein as of the Closing Date, in the form annexed hereto as Exhibit J and made a part hereof.

          (f) (i) copies of the charter and by-laws of the Purchaser and of the resolutions of the board of directors of the Purchaser authorizing the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement certified as true and correct by the

      (g) Secretary or Assistant Secretary of the Purchaser; (ii) a good standing certificate issued by the state of organization of the Purchaser, dated within thirty (30) days of the Closing Date and
    (iii) certificates evidencing that the Purchaser is qualified to do business in the State of Michigan.

          (g) All other documents the Purchaser is required to deliver pursuant to the provisions of this Agreement or is otherwise reasonably required by the Title Company.

     11.  Operation of the Shopping Centers prior to the Closing
     Date.
Between the date hereof and the Closing Date, the Sellers shall, subject to this Section 11 continue to operate and maintain the Shopping Centers in a manner consistent with past practices. In connection therewith, the Sellers shall maintain their books of account and records in the usual, regular and ordinary manner.

11.1  New Leases.

          After the date hereof, the Sellers shall not modify, extend or renew any Lease or enter into any proposed Lease of any portion of the Shopping Centers without the Purchaser's prior written consent (which may be delivered by telecopier) in each instance, which consent shall be given or denied, in Purchaser's sole discretion, except as otherwise set forth in this Section 11.1, within three (3) business days after receipt by the Purchaser of the Sellers' notice requesting the Purchaser's consent to the proposed action relating to such existing or proposed Lease. If the Purchaser fails to reply to the Sellers' request for consent in writing within such period, the Purchaser's consent shall be deemed to have been granted. The Purchaser shall not unreasonably withhold or delay its consent to any proposed Lease, or extension or modification of an existing Lease, if each of the following is true: (a) such Lease (as so proposed or modified) is for less than 25,000 square feet of rentable floor space; (b) the
     Sellers' request for such consent is delivered to the Purchaser prior to the expiration of the Due Diligence Period, and (c) such proposed Lease, or the modifications to an existing Lease do not contain provisions (x) granting the tenant an exclusive use as to such Shopping Center, (y) restricting the tenants to whom the landlord may lease space in such Shopping Center, or (z) providing a term (including all extensions) of greater than ten (10) years from the Closing Date. The Sellers shall have no obligation subsequent to the date hereof to modify, extend, renew or cancel any Lease or enter into any proposed Lease.

11.1.1  New Lease Expenses.

               Subject to Section 11.1, if after the date of this Agreement the Sellers enter into any Leases, or if there is any extension or renewal of any Leases, whether or not such Leases provide for their extension or renewal, or any modification of any Leases (each, a "New Lease"), the Sellers shall keep accurate records of all expenses (collectively, "New Lease Expenses") incurred in connection with each New Lease, including, without limitation, the following: (i) brokerage commissions and fees relating to such leasing transaction, (ii) expenses incurred for repairs, improvements, equipment, painting, decorating, partitioning and other items to satisfy the tenant's requirements with regard to such leasing transaction, (iii) reimbursements to the tenant for the cost of any of the items described in the preceding clause (ii), (iv) rent concessions relating to the demised space provided the tenant has the right to take possession of such demised space during the period of such rent concessions, and (v) expenses incurred for the purpose of satisfying or terminating the obligations of a tenant under a New Lease to the landlord under another lease (whether or not such other lease covers space in the Shopping Centers).

11.1.2.  Allocation of New Lease Expenses.

               Subject to Section 11.1, the New Lease Expenses for each New Lease allocable to and payable by the Sellers shall be determined by multiplying the amount of such New Lease Expenses by a fraction, the numerator of which shall be the number of days contained in that portion, if any, of the term of such New Lease commencing on the date on which the tenant thereunder shall have commenced to pay fixed rent ("Rent Commencement Date") and expiring on the date immediately preceding the Closing Date, and the denominator of which shall be the total number of days contained in the period commencing on the Rent Commencement Date and expiring on the date of the scheduled expiration of the term of such New Lease, without provision for any optional extensions or renewals, and the remaining balance of the New Lease Expenses for each New Lease shall be allocable to and payable by the Purchaser by addition to the Purchase Price. At the Closing, the Purchaser shall reimburse the Sellers for all New Lease Expenses theretofore paid by the Sellers, if any, in excess of the portion of the New Lease Expenses allocated to the Sellers pursuant to the provisions of the preceding sentence. If the Purchaser pays any such New Lease Expenses subsequent to the Closing Date, the Sellers shall pay to the Purchaser their pro rata share of such New Lease Expenses. For purposes of this Section 11.1.2, the Rent Commencement Date under a renewal, extension, expansion or modification of a Lease shall be deemed to be (i) in the case of a renewal or extension (whether effective prior to or after the Closing, or in the form of an option exercisable in the future), the first date during such renewal or extension period after the originally scheduled expiration of the term of such Lease on which the tenant under such Lease commences to pay fixed rent,
          (ii) in the case of an expansion (whether effective prior to or after the Closing, or in the form of an option exercisable in the future), the date on which the tenant under such Lease commences to pay fixed rent for the additional space, and (iii) in the case of a modification not also involving a renewal, extension or expansion of such Lease, the effective date of such modification agreement. The provisions of this Section 11.1.2 shall survive the Closing.

11.2  Termination of Existing Leases.

          Notwithstanding anything to the contrary contained in this Agreement, the Sellers shall not institute summary proceedings against any tenant or terminate any Lease as a result of a default by the tenant thereunder without the Purchaser's prior written consent (which may be delivered via telecopier) which shall be given or denied, in the Purchaser's sole discretion, within three (3) business days after receipt by the Purchaser of the Sellers' notice requesting the Purchaser's consent to such proposed action. If the Purchaser shall fail to reply to the Sellers' request for consent in writing within such period, the Purchaser's consent shall be deemed to have been granted. The Sellers shall not be obligated to terminate any Lease or initiate such summary proceedings. The Sellers make no representations and assume no responsibility with respect to the continued occupancy of the Shopping Centers or any part thereof by any tenant. The removal of a tenant whether by summary proceedings or otherwise pursuant to this Section 11.2 shall not give rise to any claim on the part of the Purchaser. Further, the Purchaser agrees that it shall not be grounds for the Purchaser's refusal to close this transaction that any tenant is a holdover tenant or in default under its Lease on the Closing Date and the Purchaser shall accept title subject to such holding over or default without credit against, or reduction of, the Purchase Price.

11.3  Contracts.

          Prior to the expiration of the Due Diligence Period the Sellers may in a reasonable manner cancel, modify, extend, renew or permit the expiration of Contracts or enter into any new Contract without the Purchaser's consent, provided any such Contract can be terminated by the Purchaser on thirty
     (30) days' notice at no expense to the Purchaser. After the termination of the Due Diligence Period,

          the Sellers shall not modify, extend, renew or cancel (except as a result of a default by the other party thereunder) any Contracts, or enter into any new Contract (other than those that are terminable on or before the Closing
     Date) from and after the date hereof without the Purchaser's prior consent in each instance, which consent shall be given or denied in the Purchaser's sole discretion. The Purchaser's rights with respect to Sections 11.1, 11.2 and 11.3 shall survive the Closing for a period of six (6) months.

11.4  Tax Assessments.

          With respect to the tax year in which the Closing occurs, and all prior tax years, the Sellers are hereby authorized to commence, continue and control the progress of, and to make all decisions with respect to, any proceeding or proceedings, whether or not now pending, for the reduction of the assessed valuation of the Shopping Centers, and, in their sole discretion, to try or settle the same and continue any such action for the period following the Closing Date, provided, that no settlement shall include an agreement respecting the amount of taxes to be paid for the tax years commencing subsequent to the Closing Date. All net (after costs, and credits and refunds to tenants) tax refunds and credits attributable to any tax year prior to the tax year in which the Closing occurs shall belong to and be the property of the Sellers. All net tax refunds and credits attributable to any tax year subsequent to the tax year in which the Closing occurs shall belong to and be the property of the Purchaser. All net tax refunds and credits attributable to the tax year in which the Closing occurs shall, after refunding or crediting to tenants any portion of such amounts required to be refunded or credited to tenants under the Leases, be divided between the Sellers and the Purchaser in accordance with the apportionment of taxes pursuant to the provisions of this Agreement, after deducting therefrom a pro rata share of all expenses, including, without limitation, counsel fees and disbursements and consultant's fees, incurred in obtaining such refund, the allocation of such expenses to be based upon the total refund obtained in such proceeding and in any other proceeding simultaneously involved in the trial or settlement. The Purchaser agrees to cooperate with the Sellers in connection with the prosecution of any such proceedings for the tax year in which the Closing occurs and to take all reasonable steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to the Sellers, upon demand, of any relevant books and records, including receipted tax bills and canceled checks used in payment of such taxes, the execution of any and all consents or other documents, and the undertaking of any act necessary for the collection of such refund by the Sellers. The provisions of this Section 11.4 shall survive the Closing.

11.5  Copies of Notices.

          The Sellers shall use reasonable efforts to provide copies to the Purchaser, promptly following the Sellers' receipt, of (a) any correspondence received from any tenant under any Lease, (b) any notice from any other person that would make any representation or warranty by the Sellers hereunder untrue, (c) monthly operating statements for each of the Shopping Centers, and (d) any notices from any federal, state or local governmental entity. The obligations of this
     Section 11.5 shall survive the Closing.

     12.  Broker.

12.1.  Broker for Sale of Shopping Centers.





          The Purchaser and the Sellers represent and warrant to each other that Cushman and Wakefield (the "Broker") is the sole broker with whom they have dealt in connection with the Property and the transactions described herein. The Sellers shall be liable for, and shall indemnify and defend and hold harmless the Purchaser against, all brokerage commissions or other compensation due to the Broker arising out of the transaction contemplated in this Agreement. Each party hereto agrees to indemnify and defend and hold the other harmless from and against any and all claims, causes of action, losses, costs, expenses, damages or liabilities, including reasonable attorneys' fees and disbursements, which the other may sustain, incur or be exposed to, by reason of any claim or claims by any broker, finder or other person, except (in the case of the Purchaser as indemnitor hereunder) the Broker, for fees, commissions or other compensation arising out of the transactions contemplated in this Agreement if such claim or claims are based in whole or in part on dealings or agreements with the indemnifying party. The obligations and representations and warranties contained in this Section 12.1 shall survive the termination of this Agreement and the Closing.

12.2  Brokers' Fees for Extensions, Renewals of Leases.

          Notwithstanding anything to the contrary set forth in any Leases or any other documents, instruments or agreements, subject to Section 6(o), if any fee or other amount becomes due and payable to any broker upon the extension or renewal of any Leases from and after the Closing Date, such fee or other amount shall be the sole responsibility of the Purchaser, and the Purchaser agrees to indemnify and hold the Sellers harmless from and against any damages, claims or losses arising as a result of any such extension or renewal of any Lease occurring on or after the Closing Date. The obligations of this Section 12.2 shall survive the Closing.

13.  Casualty; Condemnation.

13.1  Damage or Destruction.

          If a "material" part (as hereinafter defined) of any Shopping Center is damaged or destroyed by fire or other casualty, the Sellers shall notify the Purchaser of such fact. Notwithstanding anything set forth in this Agreement to the contrary, if (i) the Purchaser does not elect to terminate this Agreement as to the damaged Shopping Center as provided in Section 14.1 or (ii) there is damage to or destruction of an "immaterial" part ("immaterial" is herein deemed to be any damage or destruction which is not
     "material", as such term is hereinafter defined) of the Shopping Center, the Purchaser shall close title as provided in this Agreement and, at the Closing, the Seller which owns the damaged Shopping Center shall, unless such Seller has repaired or restored such damage or destruction in a manner consistent with the structural condition of the Shopping Center as currently constructed prior to the Closing, (x) pay over to the Purchaser the proceeds of any insurance collected by such Seller less the amount of all costs incurred by such Seller in connection with the repair or restoration of such damage or destruction (y) assign and transfer to the Purchaser all right, title and interest of such Seller in and to any uncollected insurance proceeds which such Seller may be entitled to receive from such damage or destruction (including, without limitation, rent insurance) and (z) the Purchase Price for the Shopping Center that is the subject of such casualty shall be reduced by an amount equal to the sum of (1) the repair cost of any uninsured damages to such Shopping Center (but not any REAs) caused by such casualty, plus (2) the amounts of any deductibles with respect to insurance policies covering such casualty. A "material" part of a Shopping Center shall be deemed to have been damaged or destroyed if (a) the cost of repair or replacement shall be greater than 10% of the portion of the Purchase Price allocated to such Shopping Center pursuant to Section 2(d), or
     (b) tenants under Leases which represent more than 5% of the basic rent for such Shopping Center may have a right to terminate such Leases as a result of such casualty, or (c) any tenant of any building constructed on real property subject to any of the reciprocal easement agreements identified on
     Schedule 12 annexed hereto (the "REAs") could terminate its lease as a result of such casualty, or the owner of such building has no obligation to repair or restore such damage or destruction prior to the Closing Date. The Sellers shall notify the Purchaser of any casualty to the Shopping Centers that the Sellers report to their casualty insurer. The provisions of this Section 13.1 shall survive the Closing to the extent necessary to permit the Purchaser to collect any insurance claim assigned to the Purchaser pursuant to this
     Section 13.1.

13.2  Condemnation.

          If, prior to the Closing Date, all or any "significant" portion (as hereinafter defined) of any Shopping Center is taken by eminent domain or condemnation (or is the subject of a pending taking which has not been consummated), the Sellers shall notify the Purchaser of such fact. If the Purchaser does not elect to terminate this Agreement as to the Shopping Center subject to the taking as provided in Section 14.1, or if an "insignificant" portion ("insignificant" is herein deemed to be any taking which is not "significant", as such term is herein defined) of any Shopping Center is taken by eminent domain or condemnation, at the Closing the Seller which owns the Shopping Center which is the subject of the taking shall assign and turnover, and the Purchaser shall be entitled to receive and keep, all awards or other proceeds for such taking by eminent domain or condemnation. A "significant" portion of a Shopping Center means (i) a portion of the Buildings, (ii) a portion of the parking areas if the taking thereof reduces the remaining available number of parking spaces below the minimum number legally required, or the number required by any Lease or any of the REAs, (iii) a driveway on the Land if such driveway is the predominant means of ingress thereto or egress therefrom, or (iv) a portion of any Shopping Center the loss of which could result in the right of termination or an abatement of rent under any of the Leases or the REAs. If any such condemnation occurs following the date hereof, the Purchaser shall have the right to participate in the negotiation of any condemnation award. The provisions of this Section 13.2 shall survive the Closing to the extent necessary to permit the Purchaser to collect any awards or other proceeds to which the Purchaser has a right pursuant to this Section 13.2.

14.  Remedies.

14.1  Sellers' Inability to Perform.

If the Closing fails to occur as to a Shopping Center by reason of the Sellers' inability to perform their obligations under this Agreement or by reason of failure of conditions to the Purchaser's obligations under this Agreement being satisfied, then the Purchaser, as its sole remedy for such inability of the Sellers, may either (i) waive such Sellers' obligation or such failure of condition, whereupon title shall close as provided in this
Agreement, or (ii) terminate this Agreement by notice to the Sellers. If the Purchaser elects to terminate this

          Agreement, then neither party shall have any further rights, obligations or liabilities hereunder, except as provided in Sections 4.1 (Investigations), 12 (Broker), 16 (Escrow), and 18 (Property Information and Confidentiality) (collectively, the "Surviving Obligations"). In the event of such a Purchaser termination, the Sellers shall be obligated to reimburse the Purchaser for its reasonable out of pocket expenses in connection with its efforts to acquire the Shopping Centers with respect to which this Agreement is terminated to the date of the failed Closing, documented to the reasonable satisfaction of the Sellers, in an amount not to exceed $20,000 in the aggregate. Except as set forth in this Section 14.1 and Section 14.5, the Purchaser hereby expressly waives, relinquishes and releases any other right or remedy available to it at law, in equity or otherwise by reason of the Sellers' inability to perform its obligations hereunder or the failure of any such condition. The Sellers' payment obligation under this Section 14.1 shall survive the termination of this Agreement. The Sellers' payment obligation under this Section 14.1 shall be a joint and several obligation of Dean Witter Realty Income Partnership II, L.P. and Dean Witter Realty Income Partnership III, L.P.

14.2  Purchaser's Failure to Perform.

          In the event of a material default hereunder (other than under Section 18) by the Purchaser or if the Closing fails to occur by reason of the Purchaser's failure or refusal to perform its obligations hereunder in any material respect, then the Sellers may terminate this Agreement by notice to the Purchaser. If the Sellers elect to terminate this Agreement, then this Agreement shall be terminated and the Sellers may, as their sole and exclusive remedy for such material default, or failure or refusal to perform, retain the Fund (as it then exists) as liquidated damages for all loss, damage and expenses suffered by the Sellers, it being agreed that the Sellers' damages are impossible to ascertain, and neither party shall have any further rights, obligations or liabilities hereunder, except for the Surviving Obligations. Nothing contained herein shall limit or restrict the Sellers' ability to pursue any rights or remedies it may have against the Purchaser with respect to the Surviving Obligations. Except as set forth in this Section 14.2, and Section 18.2, the Sellers hereby expressly waive, relinquish and release any other right or remedy available to them at law, in equity or otherwise by reason of the Purchaser's default (material or otherwise) hereunder or the Purchaser's failure or refusal to perform its obligations hereunder.

14.3  Sellers' Failure to Perform.

          If the Closing fails to occur (a) by reason of the Sellers' failure or refusal to perform and/or observe their obligations and covenants hereunder, or (b) due to the fact that, as of the date of this Agreement, any of the representations and warranties of the Seller set forth in
     Section 6 hereof are untrue in any material respect, either individually or in the aggregate, and the Purchaser notifies the Sellers of such circumstances prior to the Closing, then the Purchaser, as its sole remedy hereunder may (i) terminate this Agreement by notice to the Sellers or (ii) seek specific performance from the Sellers. If the Purchaser elects to terminate this Agreement rather than seek specific performance then the Purchaser shall, as its sole remedy for such failure or refusal to perform, be entitled to liquidated damages from the Sellers, in an aggregate amount equal to $100,000 for all loss, damage and expenses suffered by the Purchaser, it being agreed that the Purchaser's damages are impossible to ascertain and neither party shall have any further rights, obligations or liabilities hereunder, except for the Surviving Obligations. As a condition precedent to the Purchaser exercising any right it may have to bring an action for specific performance as the result of the Sellers' failure or refusal to perform their obligations hereunder, the Purchaser must commence such an action within ninety (90) days after the originally scheduled or any extended Closing Date. The Purchaser agrees that its failure to timely commence such an action for specific performance within such ninety (90) day period shall be deemed a waiver by it of its right to commence such an action. The Sellers' payment obligation under this
     Section 14.3 shall survive the termination of this Agreement. The Sellers' payment obligation under this Section 14.3 shall be a joint and several obligation of Dean Witter Realty Income Partnership II, L.P. and Dean Witter Realty Income Partnership III, L.P.

14.4  Cure Obligations of Sellers.

          If the Closing Date shall be extended pursuant to the terms of this Agreement, the Sellers shall use reasonable good faith efforts to remedy the circumstances giving rise to such extension event. Reasonable good faith efforts shall mean the following actions with respect to the following events:

               (a) In the event of the existence of Unacceptable Encumbrances, the actions set forth in Section 5.2 hereof; and

               (b) In the event that the Tenant Estoppel Certificates are returned reflecting any discrepancies, adverse claims or exceptions, the actions set forth in
          Section 4.3 hereof. So long as the Sellers agree to indemnify the Purchaser with respect to discrepancies, adverse claims or objections identified in Tenant Estoppel Certificates (which the Sellers may elect to do or decline to do in their sole discretion), such matters shall not constitute an inability or failure to satisfy a closing condition, provided, that if the estimated cost of remedying such matter exceeds $75,000 in respect of any Shopping Center, the Purchaser may, in its sole discretion, refuse to accept such indemnity and elect to terminate this Agreement in accordance with the terms hereof.

14.5  Purchaser's Cure Rights.

          With respect to any default by the Purchaser hereunder (other than by reason of the failure to pay the Purchase Price at the Closing), such default shall not give rise to the Sellers' ability to exercise their rights under Section 14.2 hereof, and shall not be deemed a failure to satisfy a condition precedent to the Sellers' obligations hereunder, unless and until the Purchaser has received prior written notice of such default from the Sellers and such default has continued uncured for five (5) business days after Purchaser's receipt of such notice.

15.  Indemnities.

15.1  Purchaser's Indemnities.

          The Purchaser hereby agrees, upon the occurrence of the Closing, to indemnify and defend the Sellers and the Sellers' Affiliates against, and to hold the Sellers and the Sellers' Affiliates harmless from all claims, demands, causes of action, losses, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements) asserted against or incurred by the Sellers or any of the Sellers' Affiliates in connection with or arising out of acts or omissions of the Purchaser or the Purchaser's Representatives,
          or other matters or occurrences that take place after the Closing with respect to the Shopping Centers and relate to the ownership, maintenance or operation of the Shopping Centers. The Purchaser's obligations under this Section 15.1 shall survive the Closing for a period of six (6) months.

15.2  Sellers' Indemnities.

          Each of the Sellers agrees, upon the occurrence of the Closing, to indemnify and defend the Purchaser and Purchaser's affiliates against, and to hold the Purchaser and Purchaser's affiliates harmless from all claims, demand, causes of action, losses, damages, liabilities, costs and expenses (including, without limitation, reasonable attorney's fees and disbursements) asserted against or incurred by the Purchaser in connection with or arising out of any personal injury or property damage suffered by any third person at the Shopping Center owned by such Seller prior to the Closing Date. The Sellers' obligations under this Section 15.2 shall survive the Closing for a period of six (6) months.

     16.  Escrow.

     The Escrow Agent shall hold the Downpayment and all interest accrued thereon, if any (collectively, the "Fund") in escrow and shall dispose of the Fund only in accordance with the provisions of this Section 16. Simultaneously with their execution and delivery of this Agreement, the Purchaser and the Sellers shall furnish the Escrow Agent with their true Federal Taxpayer Identification Numbers so that the Escrow Agent may file appropriate income tax information returns with respect to any interest in the Fund or other income from the Approved Investment. The party ultimately entitled to the economic benefit of any accrued interest in the Fund shall be the party responsible for the payment of any tax due thereon.

16.1  Demand for Fund.

          The Escrow Agent shall deliver the Georgia Downpayment with any interest accrued thereon, or the Michigan Downpayment with any interest accrued thereon, as the case may be, to the Sellers or the Purchaser, as the case may be, as follows:

    (a) to the Sellers, upon completion of the Closing with respect to the corresponding Shopping Center, if such Shopping Center is disposed of by the occurrence of the Closing with respect to such Shopping Center rather than by the termination of this Agreement with respect to such Shopping Center; or

               (b) to the Sellers, after receipt of the Sellers' demand in which the Sellers certify either that (i) the Purchaser has defaulted under this Agreement, or (ii) this Agreement has been otherwise terminated or canceled with respect to all of the Shopping Centers (other than those with respect to which the Closing has previously occurred), and the Sellers are thereby entitled to receive all or the stated portions of the Fund; but the Escrow Agent shall not honor the Sellers' demand until more than ten (10) days after the Escrow Agent has given a copy of the Sellers' demand to the Purchaser in accordance with Section 16.3, nor thereafter if the Escrow Agent receives a Notice of Objection from the Purchaser within such ten (10) day period; or

               (c) to the Purchaser, after receipt of the Purchaser's demand in which the Purchaser certifies either that (i) any Seller has defaulted under this Agreement, or (ii) this Agreement has been otherwise terminated or canceled with respect to all of the Shopping Centers (other than those with respect to which the Closing has previously occurred), and the Purchaser is thereby entitled to receive all or the stated portions of the Fund; but the Escrow Agent shall not honor the Purchaser's demand until more than ten (10) days after the Escrow Agent has given a copy of the Purchaser's demand to the Sellers in accordance with Section 16.3, nor thereafter if the Escrow Agent receives a Notice of Objection from the Sellers within such ten (10) day period.

     Upon delivery of the Fund, the Escrow Agent shall be relieved of all liability hereunder and with respect to the Fund. The Escrow Agent shall deliver the Fund, at the election of the party entitled to receive the same, by (i) a good, unendorsed certified check of the Escrow Agent payable to the order of such party, (ii) an unendorsed official bank or cashier's check payable to the order of such party, or (iii) a bank wire transfer of immediately available funds to an account designated by such party.

16.2  Status of Fund Upon Termination or Extension.

          No portion of the Downpayment or any other portion of the Fund shall be delivered to the Sellers or the Purchaser under this Agreement until, with respect to any of the Shopping Centers, either (i) the Closing has occurred, or (ii) this Agreement has terminated. Upon each Closing hereunder, the applicable portion of the Fund shall be delivered to the Sellers pursuant to Section 16.1(a) and such portion shall be applied to the Purchase Price for such Shopping Center. If this Agreement is terminated with respect to any or all of the Shopping Centers remaining to be disposed of under this Agreement, the Fund or the remaining portion thereof shall be disposed of pursuant to
     Section 16.1(b) or Section 16.1(c), as the case may be.

16.3  Notice of Objection.

          Upon receipt of a written demand from the Sellers or the Purchaser under Section 16.1(b) or (c), the Escrow Agent shall send a copy of such demand to the other party. Within ten (10) days after the date of receiving same, but not thereafter, the other party may object to delivery of the Fund to the party making such demand by giving a notice of objection (a "Notice of Objection") to the Escrow Agent. After receiving a Notice of Objection, Escrow Agent shall send a copy of such Notice of Objection to the party who made the demand; and thereafter, in its sole and absolute discretion, the Escrow Agent may elect either (i) to continue to hold the Fund until the Escrow Agent receives a written agreement of the Purchaser and the Sellers directing the disbursement of the Fund, in which event the Escrow Agent shall disburse the Fund in accordance with such agreement; and/or (ii) to take any and all actions as the Escrow Agent deems necessary or desirable, in its sole and absolute discretion, to discharge and terminate its duties under this Agreement, including, without limitation, depositing the Fund into any court of competent jurisdiction and bringing any action of interpleader or any other proceeding, provided, that the Escrow Agent shall not distribute the Fund to the Purchaser or the Sellers following receipt of a Notice of Objection without further direction from both the Purchaser and the Sellers, or from a court of competent jurisdiction; and/or (iii) in the event of any litigation between the Sellers and the Purchaser, to deposit the Fund with the clerk of the court in which such litigation is pending.

16.4  Actions after Notice of Objection.

          If the Escrow Agent is uncertain for any reason whatsoever as to its duties or rights hereunder (and whether or not the Escrow Agent has received any written demand under Section 16.1(b) or (c), or Notice of Objection under Section 16.3), notwithstanding anything to the contrary herein, the Escrow Agent may hold and apply the Fund pursuant to Section 16.3 and may decline to take any other action whatsoever. In the event the Fund is deposited in a court by the Escrow Agent pursuant to Section 16.3(ii) or (iii), the Escrow Agent shall be entitled to rely upon the decision of such court. In the event of any dispute whatsoever among the parties with respect to disposition of the Fund, the Purchaser and the Sellers shall pay the attorney's fees and costs incurred by the Escrow Agent (which said parties shall share equally, but for which said parties shall be jointly and severally liable) for any litigation in which the Escrow Agent is named as, or becomes, a party.

16.5  Investment of Fund.

          Notwithstanding anything to the contrary in this Agreement, within one (1) business day after the date of this Agreement, the Escrow Agent shall place the Downpayment in an Approved Investment. The interest, if any, which accrues on such Approved Investment shall be deemed part of the Fund; and the Escrow Agent shall dispose of such interest as and with the Fund pursuant to this Agreement. The Escrow Agent may not commingle the Fund with any other funds held by Escrow Agent. The Escrow Agent may convert the Fund from the Approved Investment into cash or a non-interest-bearing demand account at an Approved Institution as follows:

               (a) at any time within seven (7) days prior to the Closing Date; or

               (b)  if the Closing Date is accelerated or extended,
          at any time within seven (7) days prior to the accelerated or extended Closing Date; provided, however, that the Sellers and the Purchaser shall give the Escrow Agent timely notice of any such acceleration or extension and that the Escrow Agent may hold the Fund in cash or a non-interest-bearing deposit account if the Sellers and the Purchaser do not give the Escrow Agent timely notice of any such adjournment.

          As  used  herein,  the term "Approved  Investment"  means
     (i) any interest-bearing demand account or money market fund in State Street Bank and Trust Company or in any other institution otherwise approved by both the Sellers and the Purchaser (collectively, an "Approved Institution"), or (ii) any other investment approved by both the Sellers and the Purchaser. The rate of interest or yield need not be the maximum available and deposits, withdrawals, purchases, reinvestment of any matured investment and sales shall be made in the sole discretion of the Escrow Agent, which shall have no liability whatsoever therefor. Discounts earned shall be deemed interest for the purpose hereof.

16.6  Duties of Escrow Agent.

          The Escrow Agent shall have no duties or responsibilities except those set forth herein, which the parties hereto agree are ministerial in nature. The Sellers and the Purchaser acknowledge that the Escrow Agent is serving without compensation, solely as an accommodation to the parties hereto, and except for the Escrow Agent's own willful default, misconduct or gross negligence, the Escrow Agent shall have no liability of any kind whatsoever arising out of or in connection with its activity as Escrow Agent. The Sellers and the Purchaser jointly and severally agree to and do hereby indemnify and hold harmless the Escrow Agent from all loss, cost, claim, damage, liability, and expense (including, without limitation, reasonable attorney's fees and disbursements) which may be incurred by reason of its acting as the Escrow Agent provided the same is not the result of the Escrow Agent's willful default, misconduct or gross negligence. The Escrow Agent may charge against the Fund any amounts owed to it under the foregoing indemnity or may withhold the delivery of the Fund as security for any unliquidated claim, or both. Any amendment of this Agreement which could alter or otherwise affect the Escrow Agent's obligations hereunder will not be effective against or binding upon the Escrow Agent without the Escrow Agent's prior consent, which consent may be withheld in the Escrow Agent's sole and absolute discretion.

     The   provisions  of  this  Section  16  shall   survive   the
termination of this Agreement and the Closing.

17.  Notices.

     All notices, elections, consents, approvals, demands, objections, requests or other communications which the Sellers, the Purchaser or Escrow Agent may be required or desire to give pursuant to, under or by virtue of this Agreement must be in writing and sent by hand or by a nationally recognized overnight courier (except where notice by telecopy is expressly permitted hereunder) (for next business day delivery), addressed as follows:

     If to the Sellers:

     Dean Witter Realty Inc.
     Two World Trade Center, 64th Floor
     New York, NY 10048
     Attention:  Ronald DiPietro
     Telephone:  (212) 392-4578
     Telecopier:  (212) 392-3123

          with copies to:

     Vincent M. Sacchetti, Esq.
     Bingham Dana LLP
     150 Federal Street
     Boston, Massachusetts 02110
     Telephone:  (617) 951-8000
     Telecopier:  (617) 951-8736

     If to the Purchaser:

     New Plan Excel Realty Trust, Inc.
     1120 Avenue of the Americas, 12th Floor
     New York, New York  10036
     Attention:  Chief Executive Officer
     Telephone:  (212) 869-3000
     Telecopier:  (212) 869-3989

     with a copy to:

     Altheimer & Gray
     10 South Wacker Drive, Suite 4000
     Chicago, Illinois 60606
     Attention:  Robert M. Horwitch, Esq.
     Telephone:  (312) 715-4822
     Telecopier:  (312) 715-4800

     If to Escrow Agent:

     LandAmerica
     One Washington Mall
     Boston, MA  02108
     Attention:  Carole Sawdon
     Telephone:  617-619-4800
     Telecopier:  617-619-4848

     The Sellers, the Purchaser or Escrow Agent may designate another addressee or change its address for notices and other communications hereunder by a notice given to the other parties in the manner provided in this Section 17. Any party's attorney may give a notice in accordance with this Section 17 on behalf of such party. A notice or other communication sent in compliance with the provisions of this Section 17 shall be deemed given and received on
(i) the date of receipt of hand delivery, or (ii) the date of receipt if sent by a nationally recognized overnight courier. Notice to the address provided above for any Seller shall constitute notice to all Sellers.

18.  Property Information and Confidentiality.

     The Purchaser agrees that, prior to the Closing, all Property Information shall be kept strictly confidential and shall not, without the prior consent of the Sellers, be disclosed by the Purchaser or the Purchaser's Representatives, in any manner whatsoever (other than to the title insurance company, Surveyor, governmental authorities or tenants at the Shopping Centers), in whole or in part, and will not be used by the Purchaser or the Purchaser's Representatives, directly or indirectly, for any purpose other than evaluating the Shopping Centers. Moreover, the Purchaser agrees that, prior to the Closing, the Property Information will be transmitted only to the Purchaser's Representatives who need to know the Property Information for the purpose of evaluating the Shopping Centers, and who are informed by the Purchaser of the confidential nature of the Property Information. Prior to the delivery or disclosure of any Property Information to the Purchaser's Representatives at any time prior to the Closing, the Purchaser agrees to notify the Sellers as to their identity. The provisions of this Section 18 shall in no event apply to (i) Property Information which is a matter of public record, (ii) Property Information that is included by the Purchaser in any filing made with the Securities Exchange Commission or the New York Stock Exchange, or (iii) Property Information that is received by the Purchaser from a source other than the Sellers or Sellers' Affiliates. The provisions of this Section 18 shall not prevent the Purchaser or Purchaser's Representatives from complying with Laws, including, without limitation, governmental regulatory, disclosure, tax and reporting requirements, and legal process.

18.1  Press Releases.

          The Purchaser and Sellers, for the benefit of each other, hereby agree that between the date hereof and the Closing Date, they will not release or cause or permit to be released any press notices, publicity (oral or written) or advertising promotion relating to, or otherwise announce or disclose or cause or permit to be announced or disclosed, in any manner whatsoever, the terms, conditions or substance of this Agreement or the transactions contemplated herein, without first obtaining the written consent of the other party hereto. It is understood that the foregoing shall not preclude either party from discussing the substance or any relevant details of the transactions contemplated in this Agreement with any of its attorneys, accountants, professional consultants, investor limited partners or potential lenders, as the case may be, or prevent either party hereto from complying with Laws, including, without limitation, governmental regulatory, disclosure, securities, tax and reporting requirements.

18.2  Return of Property Information.

          In the event that the Closing does not occur with respect to any Shopping Center, the Purchaser and the Purchaser's Representatives shall promptly deliver to the Sellers all originals and copies of the Property Information pertaining to such Shopping Center referred to in clause (i) of Section 18.3 in the possession of the Purchaser and the Purchaser's Representatives. Notwithstanding anything contained herein to the contrary, in no event shall the Purchaser be entitled to receive a return of the Downpayment or the accrued interest thereon, if any, if and when otherwise entitled thereto pursuant to this Agreement until such time as the Purchaser and the Purchaser's Representatives shall have performed the obligations contained in the preceding sentence. Upon the Purchaser's delivery to the Sellers of substantially all of the materials described in the first sentence of this Section 18.2, the Purchaser shall be entitled to receive a return of ninety percent (90%) of the Downpayment (or if the Closing on the Georgia Shopping Center has occurred, ninety percent (90%) of the Michigan Downpayment), together with accrued interest upon such portion of the Downpayment (or Michigan Downpayment, as the case may be). After their receipt of such delivery, the Sellers shall review such materials and shall notify the Purchasers within fifteen (15) days following such receipt if any of such materials have not yet been delivered to the Sellers. The
     Purchaser shall be entitled to receive a return of the remaining amount of the Downpayment, together with accrued interest thereon, if (i) the Sellers do not deliver the notice described in the immediately preceding sentence within such fifteen day period; or (ii) the Purchaser delivers to the Sellers the materials specified in such notice, or (iii) the Purchaser delivers to the Sellers a certificate that any such materials not delivered by the Purchasers are lost, and committing the Purchaser to deliver such materials to the Sellers if they are subsequently discovered.

18.3  Property Information Defined.

          As used in this Agreement, the term "Property Information" shall mean (i) all information and documents in any way relating to the Shopping Centers, the operation thereof or the sale thereof (including, without limitation, Leases, Contracts and Licenses) furnished to, or otherwise made available for review by, the Purchaser or its directors, officers, employees, affiliates, partners, brokers, agents or other representatives, including, without limitation, attorneys, accountants, contractors, consultants, engineers and financial advisors (collectively, the "Purchaser's Representatives"), by the Sellers or any of the Sellers' Affiliates, or their agents or representatives, including, without limitation, their contractors, engineers, attorneys, accountants, consultants, brokers or advisors, and (ii) all analyses, compilations, data, studies, reports or other information or documents prepared or obtained by the Purchaser or the Purchaser's Representatives containing or based, in whole or in part, on the information or documents described in the preceding clause (i), or the Investigations, or otherwise reflecting their review or investigation of the Shopping Centers.

18.4  Remedies.

          The Sellers' sole remedy for enforcement or violation of the provisions of this Section 18 and Section 6.3 shall be to seek equitable relief, including, without limitation, injunctive relief or specific performance, against the Purchaser or the Purchaser's Representatives.

     The   provisions  of  this  Section  18  shall   survive   the
termination of this Agreement and the Closing.

19.  Access to Records.

     For a period of two (2) years

     subsequent to the Closing Date, the Sellers, the Sellers' Affiliates and their employees, agents and representatives shall be entitled to access during business hours to all documents, books and records given to the Purchaser by the Sellers at the Closing for tax and audit purposes, regulatory compliance, and cooperation with governmental investigations upon reasonable prior notice to the Purchaser, and shall have the right, at their sole cost and expense, to make copies of such documents, books and records. Without limiting the foregoing, Purchaser shall have the right after the Closing to audit the books and records of Sellers in respect of the Shopping Centers for those last two entire fiscal years of the Sellers ending prior to the Closing Date and the portion of the Sellers' fiscal year in which the Closing occurs to and including the Closing Date.

     20.  Assignments.

     This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and to their respective heirs, executors, administrators, successors and permitted assigns. This Agreement may only be assigned by the Purchaser to an entity or entities controlled by or under common control with the Purchaser, provided, that the Purchaser shall remain liable for the obligations and liabilities of the Purchaser hereunder. Any other assignment or attempted assignment by the Purchaser shall constitute a default by the Purchaser hereunder and shall be null and void. The Sellers acknowledge that with respect to the
Shopping Center in Georgia the Purchaser intends to assign its rights and obligations hereunder to, and to have such Shopping Center transferred directly to, an affiliate in compliance with the terms of this Section 20.

     21.  Entire Agreement, Amendments.

     With the exception of the letter from the Purchaser to Sellers dated January 6, 1999, prior statements, understandings, representations and agreements between the parties, oral or written, are superseded by and merged in this Agreement, which alone fully and completely expresses the agreement between them in connection with this transaction and which is entered into after full investigation, neither party relying upon any statement, understanding, representation or agreement made by the other not embodied in this Agreement. This Agreement shall be given a fair and reasonable construction in accordance with the intentions of the parties hereto, and without regard to or aid of canons requiring construction against the Sellers or the party drafting this Agreement. This Agreement shall not be altered, amended, changed, waived, terminated or otherwise modified in any respect or particular, and no consent or approval required pursuant to this Agreement shall be effective, unless the same shall be in writing and signed by or on behalf of the party to be charged.

     22.  Merger.

     Except as otherwise expressly provided herein or in the Conveyance Documents, (i) the Purchaser's acceptance of the Deed shall be deemed a discharge of all of the obligations of the Sellers hereunder, and (ii) all of the Sellers' representations, warranties, covenants and agreements herein shall merge in the documents and agreements executed at the Closing and shall not survive the Closing.

     23.  Limited Recourse.

     The Purchaser agrees that it does not have and will not have any claims or causes of action against any disclosed or undisclosed officer, director, employee, trustee, shareholder, partner, principal, parent, subsidiary or other affiliate of the Sellers, including, without limitation, Dean Witter Realty Inc. and parents and affiliates of Dean Witter Realty, Inc. (collectively, the "Sellers' Affiliates"), arising out of or in connection with this Agreement or the transactions contemplated hereby. The Purchaser agrees to look solely to each Seller and such Seller's assets for the satisfaction of such Seller's liability or obligation arising under this Agreement or the transactions contemplated hereby, or for the performance of any of the covenants, warranties or other agreements of such Seller contained herein, and further agrees not to sue or otherwise seek to enforce any personal obligation against any of the Sellers' Affiliates with respect to any matters arising out of or in connection with this Agreement or the transactions contemplated hereby. The total liability of the Sellers hereunder shall in no event exceed an amount equal to the Downpayment.

     To secure its obligations under this Agreement, each Seller agrees to deposit $250,000 with the Escrow Agent at its respective Closing, which sum shall be held pursuant to the terms of the Escrow Agreement attached hereto as Exhibit N.

     24.  Time of the Essence.

     The Sellers and the Purchaser agree that, wherever this Agreement provides that any party must send or give any notice, make an election or take some other action within a specific time period in order to exercise a right or remedy it may have hereunder, time shall be of the essence with respect to the taking of such action, and such party's failure to take such action within the applicable time period shall be deemed to be an irrevocable waiver by such party of such right or remedy.

     25.  Waivers.

     No failure or delay of either party in the exercise of any right or remedy given to such party hereunder or the waiver by any party of any condition hereunder for its benefit (unless the time specified herein for exercise of such right or remedy has expired) shall constitute a waiver of any other or further right or remedy nor shall any single or partial exercise of any right or remedy preclude other or further exercise thereof or any other right or remedy. No waiver by either party of any breach hereunder or failure or refusal by the other party to comply with its obligations shall be deemed a waiver of any other or subsequent breach, failure or refusal to so comply.

     26.  Miscellaneous.

     Neither this Agreement nor any memorandum thereof shall be recorded and any attempted recordation hereof shall be void and shall constitute a default. This Agreement may be executed in one or more counterparts, each of which so executed and delivered shall be deemed an original, but all of which taken together shall constitute but one and the same instrument. Each of the Exhibits and Schedules referred to herein and attached hereto is incorporated herein by this reference. The caption headings in this Agreement are for convenience only and are not intended to be a part of this Agreement and shall not be construed to modify, explain or alter any of the terms, covenants or conditions herein contained. If any provision of this Agreement shall be unenforceable or invalid, the same shall not affect the remaining provisions of this Agreement and to this end the provisions of this Agreement are intended to be and shall be severable. This Agreement shall be interpreted and enforced in accordance with the laws of the state in which the Shopping Centers are located without reference to principles of conflicts of laws.

     Sellers and Purchaser each hereby submit itself to the jurisdiction of the State of New York in any action or proceeding arising out of or under this Agreement. By execution and delivery of this Agreement, Sellers and Purchaser accept, generally and unconditionally, the nonexclusive jurisdiction of the aforesaid courts and irrevocably agree to be bound by any final judgment rendered thereby in connection with this Agreement from which no appeal has been taken or is available. Sellers and Purchaser each hereby irrevocably waive any objection to the laying of venue or based on the grounds of forum non conveniens which it may now or hereafter have to the bringing of any such action or proceeding in any such jurisdiction. Nothing herein shall limit the right of either Sellers or Purchaser to bring any action, suit or proceeding against the other in the courts of such jurisdiction. Sellers and Purchaser each acknowledge that final judgment against it in any action, suit or proceeding referred to in this Section 26 shall be conclusive and may be enforced in any other jurisdiction, by suit on the judgment, a certified or exemplified copy of which shall be conclusive evidence of the fact and of the amount of any such judgment. Purchaser hereby irrevocably appoints, authorizes, empowers and designates the chief executive officer of the Purchaser, as its lawful agent upon whom service of any legal process may be made in the State of New York, in a like manner and with like effect as if the same were served personally upon Purchaser within the jurisdiction of the State of New York. Each of the Sellers hereby irrevocably appoints, authorizes, empowers and designates Dean Witter Realty, Inc., as its lawful agent upon whom service of any legal process may be made in the State of New York, in a like manner and with like effect as if the same were served personally upon Sellers within the jurisdiction of the State of New York.

     All the parties hereto and their attorneys have had full opportunity to review and participate in the drafting of the final form of this Agreement. Accordingly, this Agreement shall be construed without regard to any presumption or other rule of construction against the party causing the Agreement to be drafted. As used in this Agreement, the masculine shall include the feminine and neuter, the singular shall include the plural and the plural shall include the singular, as the context may require.

27.  Notice to or Knowledge of Sellers.

     To the extent that any provision of this Agreement or the Seller Documents relates to the knowledge of any Seller or receipt of knowledge by any Seller, such provision is intended to relate solely to and shall be deemed to relate solely to notices received and knowledge obtained by the Sellers from and after the date upon which an affiliate of Dean Witter Realty, Inc. obtained either title to the relevant Shopping Center or the general partnership interest in the Seller with respect to such Shopping Center. Knowledge of Sellers shall include, without limitation, the actual knowledge of Mr. Robert B. Austin.

28.  Sellers' Representatives.

     The Sellers hereby designate (i) Ronald DiPietro as their representative to receive notices on their behalf as contemplated by Section 17 of this Agreement, and (ii) Robert B. Austin as their representative (the "Representative") to bind the Sellers with respect to any agreements between any such Seller and the Purchaser, to approve amendments to this Agreement and to render decisions and furnish information as may be required of the Sellers pursuant to this Agreement and the Purchaser shall have no obligation to inquire into the authority of the
Representative with respect to any actions taken by the Represenative with respect to this Agreement on behalf of the Sellers.

     IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of the day and year first above written.

     SELLERS:                 DEAN WITTER REALTY INCOME
                                PARTNERSHIP II, L.P.

                              By:  Dean Witter Realty Income
                                   Properties II Inc., its general
                                   partner

                                   By: /s/Robert B. Austin
                                   Name:  Robert B. Austin
                                   Title:    Vice President

                              DEAN WITTER REALTY INCOME
                                PARTNERSHIP III, L.P.

                              By:  Dean Witter Realty Income
                                     Properties  III,   Inc.,   its
general
                                   partner

                                      By:/s/   Robert   B.   Austin
Name:  Robert B. Austin
                                   Title:    Vice President


     PURCHASER:               NEW PLAN EXCEL REALTY
                              TRUST, INC.

                                   By:/s/Thomas J. Farrell
Name:  Thomas J. Farrell
                                   Title:    Senior Vice President

     ESCROW AGENT:       LAWYERS TITLE INSURANCE
                              CORPORATION

                                   By:/s/ Carole Sawdon

Name:  Carole Sawdon
                                   Title:    Assistant Vice
President

            ASSIGNMENT AND OPTION AGREEMENT

     ASSIGNMENT AND OPTION AGREEMENT (this "Agreement") dated as of February __, 1999, between Taxter Park
Associates, a New York general partnership ("Taxter"), and DW Taxter Special Corp., a Delaware corporation
("DWTSC").

     WHEREAS,  Taxter  is  a general  partnership,  the
general partners of which are Dean Witter Realty Income
Partnership  II,  L.P., a Delaware limited  partnership
("DWR II"), Dean Witter Realty Income Partnership  III,
L.P.,  a Delaware limited partnership ("DWR III"),  and
Dean  Witter  Realty  Income Partnership  IV,  L.P.,  a
Delaware    limited   partnership   ("DWR   IV"    and,
collectively   with   DWR   II   and   DWR   III,   the
"Partnerships");

     WHEREAS,  pursuant  to  Section  4.3(C)   of   the
respective Agreement of Limited Partnership of each  of
the  Partnerships, the Managing General Partner of such
Partnership   or  any  of  its  affiliates   may   make
investments for the purpose of facilitating the making of such investment for such Partnership;

     WHEREAS,  DWTSC  is an affiliate of  the  Managing
General Partner of each Partnership;

     WHEREAS, Taxter, as successor in interest to  Dean
Witter   Realty  Inc.,  is  a  party  to  that  certain
Agreement Granting Lease, dated as of October 23,  1987
(the  "Original Lease"), among Taxter, KLM Royal  Dutch
Airlines, a Netherlands corporation ("KLM"), and Urbco,
Inc. pursuant to which KLM was granted a leasehold interest (the "Leasehold Interest") in certain property within the premises commonly known as 565 Taxter Road, Elmsford, New York, located in Taxter Corporate Park
(the "Property");

     WHEREAS, Taxter and KLM have entered into (i) that
certain Purchase and Sale Agreement, dated February  9,
1999  (the  "Purchase Agreement"),  pursuant  to  which
Taxter has agreed to assume from KLM and KLM has agreed
to  assign to Taxter the Leasehold Interest,  and  (ii)
that  certain Lease Agreement, dated February  5,  1999
(the  "Lease"),  pursuant to which KLM  has  agreed  to
lease  from  Taxter and Taxter has agreed  to  lease  a
certain  portion  of  the  premises  located   at   the
Property; and

     WHEREAS,  Taxter desires to assign (i) its  rights
and   obligations  as  Purchaser  under  the   Purchase
Agreement and (ii) its rights and obligations as Lessor under the Lease to DWTSC and grant to DWTSC an option to require Taxter to purchase the Leasehold Interest and assume the Lease at any time from and after August
9, 1999 upon the terms and subject to the conditions contained herein, and DWTSC desires to acquire the rights of Taxter as Purchaser under the Purchase
Agreement and Lessor under the Lease and grant to Taxter an option to purchase the Leasehold Interest and assume the Lease at any time from and after the date
DWTSC acquires the Leasehold Interest upon the terms and subject to the conditions contained herein.

     NOW,   THEREFORE,  the  parties  hereto   mutually
covenant and agree as follows:

      1.   Assignment and Assumption of Taxter's Rights
as  Purchaser under the Purchase Agreement  and  Lessor
under  the  Lease.  Subject to the terms and conditions
set  forth in this Agreement, Taxter hereby assigns its
rights  and obligations as Purchaser under the Purchase
Agreement  and Lessor under the Lease to DWTSC.   DWTSC
hereby accepts such assignment and agrees to be bound by the terms and conditions of the Purchase Agreement and the Lease.

     2.   (a)  Taxter Option.  Subject to the terms and
conditions  set forth in this Agreement, in  the  event
that DWTSC acquires the Leasehold Interest pursuant  to
the  Purchase Agreement, DWTSC hereby grants to  Taxter
an  option (the "Taxter Option"), at any time from  and
after  the  date DWTSC acquires the Leasehold Interest,
to  purchase  from  DWTSC  the Leasehold  Interest  and
assume from DWTSC its rights and obligations under  the
Lease for an amount (the "Exercise Price") equal to the
amount  paid by DWTSC to KLM for the Leasehold Interest
(excluding any interest and other financing costs  paid
by DWTSC in connection with money borrowed or financing
obtained  in  connection therewith), plus  the  out-of-
pocket  costs  incurred  by DWTSC  in  connection  with
leasing commissions, tenant improvements and any  other
capital  expenditures in connection with the  Leasehold
Interest.   In  the event that Taxter  enters  into  an
agreement to sell the Property, in connection with  the
consummation of such sale, the Taxter Option  shall  be
deemed  to be exercised subject to the other terms  and
conditions  of this Agreement (a "Mandatory Purchase");
provided,   however,  that  the   Exercise   Date   (as
hereinafter defined) shall be the date of such sale.

     (b)  DWTSC Put.  Subject to the terms and conditions
set  forth  in this Agreement, in the event that  DWTSC
acquires  the  Leasehold  Interest  pursuant   to   the
Purchase agreement, Taxter hereby grants to DWTSC an option (the "DWTSC Put") to require Taxter, at any time from and after August 9, 1999, to purchase from DWTSC the Leasehold Interest and assume from DWTSC its rights and obligations under the Lease for an amount equal to the Exercise Price .

     3.     Exercise   and  Payment;   Designation   of
Purchaser; Termination.

          (a)   Taxter  shall, at its sole  discretion,
have  the right to appoint a designated purchaser  (the
"Taxter Designee") to purchase the Leasehold Interest from DWTSC and assume DWTC's rights and obligations under the Lease in accordance with the terms hereof upon the exercise of the Taxter Option or the DWTSC Put or in the event of a Mandatory Purchase.

          (b) The Taxter Option or the DWTSC Put may be exercised by Taxter or DWTSC, as the case may be, delivering to the other party, on a date (the "Notice Date") no less than ten (10) days prior to the date on which such party wishes to exercise the Taxter Option or DWTSC Put,

          (c) as the case may be (the "Exercise Date"), written notice which shall

          (d) specify that such party elects to exercise the Taxter Option or DWTSC Put, as the case may

          (e)  be, and, in the case of exercise of the Taxter
               Option, the identity of the Taxter Designee. In the event that DWTSC exercises the DWTSC Put, Taxter shall provide DWTSC with notice of the identity of the Taxter Designee within the five day period after the Notice Date. In the event of a Mandatory Purchase, Taxter shall provide DWTSC with notice of the identity of the Taxter Designee not less than ten (10) days prior to the consummation of the sale resulting in the Mandatory Purchase.

          (c)   On  the  Exercise Date, Taxter  or  the
Taxter  Designee shall deliver to DWTSC the  applicable
Exercise   Price   by  wire  transfer  of   immediately
available funds to an account designated by DWTSC no less than one (1) day prior to the Exercise Date, and Taxter and DWTSC shall enter into a mutually acceptable agreement pursuant to which (i) the Original Lease will be terminated or the Leasehold Interest shall be transferred to the Taxter Designee, and (ii) DWTSC's rights and obligations under the Lease will be assigned to the Taxter Designee.

     4.   Representations of the Parties.

          (a)  Taxter hereby represents and warrants to
DWTSC  as  follows:   This  Agreement  has  been   duly
executed  and  delivered by Taxter  and  constitutes  a
legal,   valid   and  binding  obligation   of   Taxter
enforceable  against  Taxter  in  accordance  with  its
terms.  The execution and delivery of this Agreement do
not,   and   the   consummation  of  the   transactions
contemplated hereby will not, violate any provision of the partnership agreement of Taxter, any agreement to which Taxter is a party or by which Taxter is bound and will not violate any other restriction of any kind or character to which Taxter is subject.

          (b)  DWTSC hereby represents and warrants  to
Taxter  as  follows:  This  Agreement  has  been   duly
executed  and  delivered  by DWTSC  and  constitutes  a
legal,   valid   and   binding  obligation   of   DWTSC
enforceable against DWTSC in accordance with its terms.
The  execution and delivery of this Agreement  do  not,
and  the  consummation of the transactions contemplated
hereby   will  not,  violate  any  provision   of   the
Certificate of Incorporation or By-laws of DWTSC, any agreement to which DWTSC is a party or by which DWTSC is bound and will not violate any other restriction of any kind or character to which DWTSC is subject.

     5.
     6.

          Restrictions on Transfer. Unless this
     Agreement has been terminated in accordance with its terms, DWTSC shall not assign, transfer or otherwise dispose of, or
     7. grant any right or option to any person to purchase the Leasehold Interest or its rights and obligations under the Lease, except, if at all, to Taxter or the Taxter Designee as and when the Taxter Option or DWTSC Put has been exercised or in connection with a Mandatory Purchase.

     6. Term of Agreement. This Agreement shall be in effect from the date first set forth above through October 31, 2072 (the "Expiration Date").

     7.   Consent to Assignment of Leasehold Interest.
Taxter hereby consents to the Assignment of the Leasehold Interest to DWTSC pursuant to Article 13 of the Original Lease.

     8.   Amendments.  No amendment, alteration,
change, or attempted waiver of any of the provisions hereof shall be binding without the written consent of both parties.

     9. Assignment; Binding Effect. Taxter shall have the right to assign or sell its rights and obligations under this Agreement to any person, corporation, partnership, or other legal entity. DWTSC shall not assign this Agreement or its respective rights and obligations under this Agreement without the written consent of Taxter, which consent may be withheld in Taxter's sole discretion. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties' successors and assigns, respectively, but this provision shall not constitute a consent by Taxter to assignment by DWTSC otherwise prohibited by the preceding sentences.

     10. Governing Law. The parties agree that it shall be governed and construed in accordance with the internal laws of the State of New York to the fullest extent permitted by law, without regard to the application of conflict of laws rules. If any portion of the provisions hereof shall to any extent be invalid or unenforceable, the remainder of this Agreement, or the application of such portion or provisions in circumstances other than those in which it is held invalid or unenforceable, shall not be affected thereby, and each portion or provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.

     11. Additional Documents. The parties hereto shall execute such additional documents as are reasonably required for the purpose of carrying out the intent and purpose of this Agreement.

     12. Headings. Section and paragraph headings are not part of this Agreement and are included solely for convenience and are not intended to be full or accurate descriptions of the contents thereof.

13. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all which together shall constitute one instrument.

     14.  Notices.  Any notice which either party
hereto may be required or permitted to give to the other shall be in writing and may be delivered personally, by mail, postage prepaid, or by facsimile addressed as follows:

     If to Taxter, to:

               Taxter Park Associates
               Two World Trade Center, 64th Floor
               New York, NY 10048
               Attention:  Robert Austin
               Facsimile:  (212) 392-3123

     If to DWTSC, to:

               Dean Witter Special Taxter Corp.
               Two World Trade Center, 64th Floor
               New York, NY 10048
               Attention:  Robert Austin
               Facsimile:  (212) 392-3123


     15.  Remedies.  The parties hereto will be
entitled to enforce their rights under this Agreement specifically (without posting a bond or other security), to recover damages by reason of any breach of any provision of this Agreement and to exercise all other rights existing in their favor. The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of this Agreement and that any party hereto may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief in order to enforce or prevent any violation of the provisions of this Agreement.

     [Remainder of page intentionally left blank.]

     IN WITNESS WHEREOF, the undersigned have executed this Assignment and Option Agreement as of the day and year first above written.


                         DW TAXTER SPECIAL CORP.




                         By:

                         Name:
                         Title:


                         TAXTER PARK ASSOCIATES


                         By:  Dean Witter Realty Income
                              Partnership II, L.P.,
                              general partner

                              By:   Dean Witter  Realty
                              Income
                                   Properties II, Inc.,
                                     managing   general
                              partner



                                   By:

                                   Name:
                                   Title:


                         By:  Dean Witter Realty Income
                              Partnership III, L.P.,
                         general partner

                              By:  Dean Witter Realty
                              Income
                                   Properties III,
                              Inc.,
                                   managing general
                              partner


                                   By:

                                   Name:
                                   Title:


                         By:  Dean Witter Realty Income
                              Partnership IV, L.P.,
                         general partner

                              By:  Dean Witter Realty
                                   Fourth
                                   Income Properties,
                                   Inc.,
                                   managing general
                              partner



                                   By:

                                   Name:
                                   Title: