Form 10-Q
period 1999-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1999-06-11
CIK 784161

1
                          UNITED STATES
                   SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C. 20549

                            FORM 10-Q

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
               For the period ended April 30,
1999

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
           For the transition period from ________
to ________.

                Commission File Number:  0-
18146

            DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
 (Exact name of registrant as specified in governing
                     instrument)


               Delaware                        13-
3293754
        (State    of   organization)
(IRS   Employer
Identification No.)

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


     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME
                   PARTNERSHIP III, L.P.
                   CONSOLIDATED BALANCE
                   SHEETS
                                           Apri
                                              l
                                              3
                                              0
                                              ,
                                              O
                                              c
                                              t
                                              o
                                              b
                                              e
                                              r
                                              3
                                              1
                                              ,
                                              1
                                              9
                                              9
                                              9
                                              1
                                              9
                                              9
                                              8
                 ASSETS

Cash and cash equivalents                  $
3,834,456  $
1,919,694

Real estate, at cost:
                  Land
                    -
8,823,904
  Buildings and improvements                     -
               55,274,320

Accumulated depreciation
-
(14,356,686)

Real estate held for sale
45,765,930

Investments in joint ventures
7,247,673
7,095,604

Deferred leasing commissions, net
         -
333,488

Other assets
521,892
1,923,155


$57,369,951 $ 61,013,479

    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $
15,529 $
274,748

Security deposits
64,553
75,844


80,082
350,592

Partners' capital (deficiency):
 General partners
(8,323,533)
(8,476,231)
Limited partners ($500 per Unit, 534,020
                  Units
issued) 65,613,402
69,139,118

  Total partners' capital
57,289,869
60,662,887


$57,369,951 $ 61,013,479
  See accompanying notes to consolidated
                     financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP III,
L.P.
    CONSOLIDATED INCOME STATEMENTS OF OPERATIONS
 Three and six months ended April 30, 1999 and
1998
                                      Three
months
ended      Six months ended

April 30, April 30,

1999
1998 1999                                 1998
Revenues:
  Rental                    $         $        $
$
  Equity in earnings of     1,350,59  1,795,7
2,974,59  4,075,3
joint ventures              7         53       8         86
  Interest
  Other                     236,866   17,254,
444,968  17,865,
  Gains (losses) on real              114                015
estate                      39,021
68,244
                            1,717     127,848            197,175

                            50,164    (4,900,0
                            32,477    262,698
                            00)
(4,900,0
                                      9,526,4  00)       15,716,
                                      66                 729


                            (3,271,7  28,736,
                            (1,362,0  38,117, 99)
658  26)  003

Expenses:
  Property operating
  Depreciation              624,641   757,221
1,102,22  1,564,3
  Amortization                                 9         13
  General and               295,095   378,720
administrative
669,855  1,022,8
                            15,281    29,396             14

30,229
                            57,636    227,229
70,920
                                               208,6
                                               79
431,699
                            992,653   1,392,5
2,010,99  3,089,7
                                      66       2         46

Net (loss) income           $(4,264,  $27,344
$(3,373,  $35,027
                            452)      ,092     018)
,257

Net (loss)income allocated
to:                         $(4,328,  $27,234
$(3,525,  $34,768
  Limited partners          007)      ,797     716)
,671
  General partners
                            63,555    109,295
152,698  258,586

                      $(4,264,  $27,344
                            $(3,373,  $35,027 452)
,092 018) ,257

Net (loss) income per Unit
of limited                  $         $        $         $
  Partnership interest      (8.10)    51.00

(6.60)   65.11













 See accompanying notes to consolidated financial
             statements.

DEAN WITTER REALTY INCOME PARTNERSHIP
              III, L.P.

 CONSOLIDATED STATEMENT OF PARTNERS'
               CAPITAL

   Six months ended April 30, 1999

Limited General

Partners Partners     Total
Partners' capital (deficiency)
 at November 1, 1998               $
69,139,118
$(8,476,231)                       $
60,662,887

Net (loss) income
(3,525,716)
152,698
(3,373,018)

Partners' capital (deficiency)
 at April 30, 1999                 $
65,613,402
$(8,323,533)                       $
57,289,869





 See accompanying notes to consolidated
                    financial
                    statements.




 DEAN WITTER REALTY INCOME PARTNERSHIP
               III, L.P.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

  Six months ended April 30, 1999 and
                 1998

1999       1998
Cash flows from operating activities:
  Net (loss) income
                    $ (3,373,018)
$35,027,257
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
(Losses) gains on real estate
4,900,000 (15,716,729)
     Depreciation
669,855
1,022,814
Amortization
30,229
70,920
     Equity in earnings of joint ventures
(444,968) (17,865,015)
     (Increase) decrease in operating assets:
      Deferred expenses
(85,205)
(328,024)
      Other assets
972,798
1,046,618
     (Decrease)increase in operating
liabilities:
      Accounts payable and accrued liabilities
(259,219)
      (401,726) Security deposits
(11,291) 10,376

       Net cash provided by operating
activities
2,399,181
2,866,491

Cash flows from investing activities:
 Additions to real estate and real estate held
for sale (777,318)
(888,674)
         Investments in joint ventures
              (42,163)
(447,638)
       Distributions from joint
                    ventures 335,062
34,832,259
 Proceeds from disposition of real
                   estate held for
                   sale
-  40,487,606

       Net cash (used in) provided
by investing activities (484,419)
73,983,553

Cash flows from financing
activities:
         Cash distributions
                  -
(77,376,507)

Increase in cash and cash
equivalents
1,914,762 (526,463)

Cash and cash equivalents at
beginning of period
1,919,694
1,967,110

Cash and cash equivalents at end of
period    $ 3,834,456  $ 1,440,647

Supplemental disclosure of non-cash
  investing
activities: Reclassification of real
estate to real estate held for sale:
    Real estate, at cost
     Land
$
                     8,823,904
-
      Buildings and improvements
56,051,638                        -
           Accumulated depreciation
(15,026,541) -
      Estimated costs of disposition
(4,900,000)
      Deferred leasing commissions, net
388,464
-
      Other assets
428,465
-

Real estate held for sale
$ 45,765,930
-
See accompanying notes to
                   consolidated
                   financial
                   statements.

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

In   the   opinion  of
management,  the accompanying
financial  statements,  which
have  not been  audited,
include all adjustments
necessary to present fairly the
results
for  the  interim  period.
Except  for             the
reclassification of real estate
held for
sale and gains (losses)  on
real estate (see Note 2), such
adjustments consist only of
normal recurring accruals.

These   financial   statements
should   be read   in
conjunction  with the annual
financial statements  and notes
thereto  included
in the  Partnership's  annual
report  on Form  10-K filed
with  the  Securities  and
Exchange  Commission  for the
year  ended October  31, 1998.
Operating results of interim
periods may not  be indicative
of the operating results  for
the  entire
year.

DEAN WITTER REALTY INCOME PARTNERSHIP III,
                   L.P.

Notes to Consolidated Financial Statements

2. Real Estate

On  February 16, 1999, the Partnership
entered into  an agreement  with  New Plan
Excel Realty Trust  Inc.,  an unaffiliated
party, to sell the land and building  that
comprise  the  Westland Crossing retail
property.
As
part  of  the  agreement,  Dean  Witter
Realty  Income Partnership II, L.P., an
affiliate, agreed  to  sell  a retail
property to New Plan.  The aggregate
negotiated sales  price  of the properties
sold was  approximately $24.1 million, of
which $10.1 million was allocated  in the
agreement  to Westland Crossing.  The
closing  is expected  to occur during the
third quarter  of  fiscal 1999.  The
Partnership reclassified the  net  carrying
value  of  the Westland Crossing property,
and  related
assets  of  approximately $100,000 to real
estate  held for sale as of January 31,
1999.
On  June  2,  1999,  the Partnership
entered  into  an agreement  with  Urban
Investment  Group,   Inc.,
an unaffiliated party, to sell the land and
building  that comprise  the  Laurel  Lakes
Centre  property  for   a negotiated  sales
price of $37.5 million.  The  closing is
expected  to occur in the third quarter  of
fiscal 1999.   The  Partnership
reclassified the net  carrying value   of
the   property  and  related   assets
of approximately $716,000 to real estate held for sale at April 30, 1999.

The  Partnership  has commitments  to
complete  tenant improvements
and pay leasing commissions  at
the  two properties totaling
approximately $600,000.

The  Partnership estimates that
the sales of these  two
properties  (after deduction
for the tenant improvement
costs  and estimated  closing
costs)  will  result  in losses
of approximately $4.9 million,
which have  been recorded in
(losses) gains on real estate
in the second fiscal quarter.
In accordance with  the
Partnership Agreement,  the
losses were allocated 100%  to
Limited Partners.
DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Notes to Consolidated Financial Statements

4. Related Party Transactions

In  fiscal  1998, an affiliate of the Managing
General Partner provided property management
services for  five properties (until the sales
of the Holcomb  Woods  and Glenhardie III and IV
properties in November  1997  and April  1998,
respectively), and for five buildings  at the
Chesterbrook Corporate Center (until its sale
in April 1998).  In fiscal 1999,
the affiliate managed the Taxter  property
through December 1998 and the Westland Crossing
property through January 1999. The Partnership
incurred   management   fees
to   the   affiliate   of approximately
$110,000 and $129,000 for the six  months ended
April  30,  1999 and 1998, respectively.   These
amounts are included in property operating expenses.

Another  affiliate  of  the  Managing General
Partner performs  administrative functions,
processes  investor transactions and  prepares
tax  information  for  the Partnership.
Effective November 1, 1998, the  affiliate
reduced  its  fees for these services  because
of  the greatly
decreased level of partnership activity.
For
the  six  months  ended April 30, 1999  and
1998,  the Partnership
incurred approximately   $116,000
and $269,000,  respectively,  for  these
services.   These amounts  are  included
in general  and  administrative expenses.
DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND
ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Liquidity and Capital Resources
The   Partnership  raised  $267,010,000  in a
public offering of 534,020 Units which was
terminated in 1987. The  Partnership has  no  plans
to  raise  additional capital.
As  the  result of the sales of three
office properties and   a
partnership interest  during  fiscal   1998,
Partnership cash flow from operations
decreased  during the six months ended
April 30, 1999 as compared
1998. In  February   and   June  1999,
respectively, the
Partnership  entered  into  agreements
to
sell  the
Westland  Crossing  and Laurel Lakes
retail properties (see Note 2 to the
consolidated
financial statements).

The  Taxter joint venture has
also accepted a bid  from an
unaffiliated  third party to
purchase  the  Taxter proerty.
The parties        involved
are   currently
negotiating   the  terms  of  a
Purchase and   Sales agreement.
There  can be no assurance that
any of these properties will be
sold.
Laurel Lakes Centre is located
in a suburb

of Baltimore and Washington,
D.C., where

retail centers continue  to
experience

strong competition.  The

market vacancy rate is

currently  approximately  16%

with  stable  rental rates.

During the second quarter of

1999, occupancy at the

property  remained at

approximately  70%. As  of

April  30, 1999, the property

was leased to 25 tenants. No

lease for significant amounts

of space expire until 2005.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated
Financial Statements

Currently,  the overall
vacancy levels  in the  office
market  in Westchester County,
New York, and  the  west
Westchester  submarket in
which Taxter Corporate  Park
is located are approximately
18% and 14%, respectively.
During the second quarter of
fiscal 1999, occupancy  at the
property decreased  from  99%
to  76%  primarily because KLM
vacated approximately 10% of
the property's space,  another
tenant vacated approximately
7% of  the space
and   Cityscape,  which  filed
for bankruptcy protection  in
1998, vacated approximately  9%
of  the space.   Leases
aggregating approximately  39%
of  the space expire in 2001.

During the six months ended
April 30, 1999, all of  the
Partnership's properties
generated positive  cash  flow
from operations, and it is
anticipated that they will
continue  to do so during the
remainder of fiscal  year 1999.

During  the  six  months  ended
April  30, 1999,  the
Partnership's  cash  flow  from
operations   and   the
distributions
received from its joint venture
exceeded its capital
expenditures and contributions
to the joint venture.

The  Partnership did not pay
any distributions  during the
six months ended April 30,
1999.  Generally, future cash
distributions will be paid from
proceeds received from  the
sale of the Westland
property and the  future sales
of the Laurel Lakes and Taxter
properties.
The  Taxter joint venture
expects to pay for its  share
of  the  purchase  price of the
former  KLM  leasehold interest
from its share of the proceeds
from the  sale of the Taxter
property.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated Financial
Statements

As   of   April   30,   1999,
the
Partnership
has
commitments  to   fund approximately
$199,000  for  its share  of  capital
expenditures and leasing commissions at the Taxter property. The Partnership, through
DWR Chesterbrook Associates, may also be required to fund costs of capital expenditures at the Chesterbrook property, pursuant to commitments made prior to its sale, if the aggregate of such costs, when all projects have been completed, exceeds the escrow deposit made in 1998 when the property was sold.

In August 1998, the Partnership signed a new lease with Michaels Stores, Inc., for approximately 18% of the space at Westland Crossing.

As of April 30, 1999, the Partnership has remaining commitments to fund approximately $600,000 of capital expenditures and leasing commissions relating to the Laurel Lakes and Westland properties. The Partnership expects to fund these commitments from proceeds from the sales of the properties and cash reserves.

Except as described above and in the consolidated financial statements, the
Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the three- and six-month periods ended April 30, 1999 compared to 1998 were primarily attributable to the following:

Rental   revenues,  operating  expenses,
general
and
administrative    expense    and
depreciation
and
amortization decreased during
the threeand  six-month periods
primarily due to the sale of
the Holcomb  Woods and
Glenhardie III and IV
properties in December  1997
and April 1998, respectively.
The  gain on real estate in the
six months ended  April 30,
1998  was attributable to the
sale of the  Holcomb Woods and
Glenhardie III and IV
properties.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated Financial
Statements


The  loss on real estate in the
six months ended  April 30,
1999  was attributable to the
sale agreements  for the
Westland Crossing  and  Laurel
Lakes   Centre properties.
The  decreases in equity in
earnings of joint  ventures
during the periods are
primarily due to the sale of
the Chesterbrook Corporate
Park.
Other income during the six
months ended April 30, 1998
exceeded  that  in  1999
primarily  due  to  a   lease
termination fee of
approximately $110,000 received
at the Glenhardie properties in
fiscal 1998.

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


DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.
                         By:
Dean Witter Realty Income
Properties III Inc.

Managing General Partner


Date: June 11, 1999      By:
/s/E.
Davisson Hardman,
Jr.
                            E.
                            Dav
                            iss
                            on
                            Har
                            dma
                            n,
                            Jr.
                            Pre
                            sid
                            ent

Date: June 11, 1999      By:
/s/Charles
M. Charrow
                            Cha
                            rle
                            s
                            Cha
                            rro
                            w
                            Con
                            tro
                            lle
                            r
                            (Pr
                            inc
                            ipa
                            l
Financial and Accounting
Officer)

   DEAN WITTER REALTY INCOME
          PARTNERSHIP

             III, L.P. Quarter
Ended April

             30, 1999


Exhibit Index
Exhibit No.
Description
   27
Financial
Data Schedule





                          E1