Form 10-Q
period 1999-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 1999-09-14
CIK 784161

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1999

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


                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED BALANCE SHEETS
                                            July 31, October 31,
                                              1999      1998
                             ASSETS

Cash and cash equivalents                  $ 5,109,407  $
1,919,694

Real estate, at cost:
 Land                                                     -
8,823,904
 Buildings and improvements                     -      55,274,320
                                                -      64,098,224
 Accumulated depreciation                       -
(14,356,686)
                                                -      49,741,538

Real estate held for sale                   45,945,986          -

Investments in joint venture                 6,983,517
7,095,604

Deferred leasing commissions, net               -         333,488

Other assets                                   846,125
1,923,155

                                           $58,885,035 $
61,013,479

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   457,837      $
274,748

Security deposits                               63,149
75,844

                                               520,986
350,592

Partners' capital (deficiency):
 General partners                           (8,216,115)
(8,476,231)
 Limited partners ($500 per Unit, 534,020 Units issued)
66,580,164                                   69,139,118

  Total partners' capital                   58,364,049
60,662,887

                                           $58,885,035 $
61,013,479
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

          CONSOLIDATED INCOME STATEMENTS OF OPERATIONS

       Three and nine months ended July 31, 1999 and 1998
                                      Three months ended
Nine months ended
                                                    July 31,
July 31,
                                              1999          1998
1999          1998
Revenues:
  Rental                    $         $        $         $
  Equity in earnings of     1,388,73  1,547,4  4,363,33  5,622,8
joint ventures              3         30       1         16
  Interest
  Other                     150,148   794,779  595,116   18,659,
  Gains (losses) on real                                 794
estate                      49,799    22,977   118,043
                            (20,803)                     220,152
                                  -   81,966   29,361
                                                         344,664
                                      10,807   (4,900,0
                                               00)       15,727,
                                                         536


                            1,567,87  2,457,9  205,851   40,574,
                            7         59                 962

Expenses:
  Property operating
  Depreciation              440,803   246,819  1,543,03  1,811,1
  Amortization                    -            2         32
  General and                     -   377,929
administrative                                 669,855   1,400,7
                            52,894    13,057             43
                                               30,229
                                      269,906            83,977
                                               261,573
                                                         701,605


                            493,697   907,711  2,504,68  3,997,4
                                               9         57

Net income (loss)           $         $        $(2,298,  $36,577
                            1,074,18  1,550,2  838)      ,505
                            0         48

Net income (loss)
allocated to:               $         $        $(2,558,  $36,200
  Limited partners          966,762   1,431,4  954)      ,109
  General partners                    38
                            107,418            260,116   377,396
                                      118,810

                            $         $        $(2,298,  $36,577
                            1,074,18  1,550,2  838)      ,505
                            0         48

Net income (loss) per Unit
of limited                  $         $        $         $
  partnership interest      1.81      2.68     (4.79)    67.79







  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1999
                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1998               $ 69,139,118
$(8,476,231)                       $ 60,662,887

Net (loss) income                    (2,558,954)      260,116
(2,298,838)

Partners' capital (deficiency)
 at July 31, 1999                  $ 66,580,164
$(8,216,115)                       $ 58,364,049































  See accompanying notes to consolidated financial statements.


         DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended July 31, 1999 and 1998
                                                1999       1998
Cash flows from operating activities:
 Net income (loss)                            $ (2,298,838)
$36,577,505
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Losses (gains) on real estate                    4,900,000
(15,727,536)
     Depreciation                                  669,855
1,400,743
Amortization                                        30,229
83,977
     Equity in earnings of joint ventures         (595,116)
(18,659,794)
     (Increase) decrease in operating assets:
      Deferred leasing commissions                 (85,205)
(409,177)
      Other assets                                 648,565
799,892
     Increase (decrease) in operating liabilities:

Accounts
                                                  payable and
                                                  accrued
                                                  liabilities
                                                  183,089
                                                  (90,307)
      Security deposits                            (12,695)
24,564

       Net cash provided by operating activities
3,439,884                                       3,999,867

Cash flows from investing activities:
 Additions to real estate and real estate held for sale
(957,374)                                        (908,072)
 Investments in joint ventures                    (114,029)
(589,792)
 Distributions from joint ventures                 821,232
35,815,672
  Proceeds from disposition of real estate held for sale
-  40,487,606

       Net cash (used in) provided by investing activities
(250,171)                                      74,805,414

Cash flows from financing activities:
 Cash distributions                                  -
(78,266,541)

Increase in cash and cash equivalents            3,189,713
538,740

Cash and cash equivalents at beginning of period
1,919,694                                       1,967,110

Cash and cash equivalents at end of period    $  5,109,407  $
2,505,850

Supplemental disclosure of non-cash investing activities:
   Reclassification of real estate to real estate held for sale:
     Real estate, at cost
       Land                                   $  8,823,904
-
       Buildings and improvements
56,200,765                                    -
       Accumulated depreciation                (15,026,541)
-
       Estimated costs of disposition
(4,900,000)                                   -
       Deferred leasing commissions, net                  401,114
-
       Other assets                                446,744
-

Real estate held for sale                     $ 45,945,986
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

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

On  February 16, 1999, the Partnership entered into  an
agreement  with  New Plan Excel Realty Trust  Inc.,  an
unaffiliated party, to sell the land and building  that
comprise  the  Westland Crossing retail  property.   As
part  of  the  agreement,  Dean  Witter  Realty  Income
Partnership  II,  L.P.,  an affiliate,  sold  a  retail
property  to New Plan.  The aggregate negotiated  sales
price   of  the  properties  was  approximately   $24.1
million,  of which $10.1 million was allocated  in  the
agreement  to Westland Crossing.  A condition precedent
to the Westland Crossing closing was not fulfilled, and
therefore the portion of the sale agreement relating to
that  property  expired  in early  June.   Due  to  the
passage  of  time,  additional  issues  regarding   the
proposed  sale of Westland Crossing have  arisen  which
the Partnership and New Plan have attempted to resolve.
On  September  1,  1999, New Plan filed  a  lawsuit  to
compel the Partnership to sell Westland Crossing to New
Plan.   The  Partnership believes it  is  likely  that,
until  it  is  resolved, the lawsuit  will  impair  the
Partnership's  ability  to sell the  Westland  Crossing
property.   It is impossible to predict the effect,  if
any, the outcome of the lawsuit might have on the Partnership's financial statements.

The Partnership reclassified the net carrying value of the property of approximately $9,400,000 and related assets of approximately $100,000 to real estate held for sale as of January 31, 1999.

On  June  2,  1999,  the Partnership  entered  into  an
agreement  with  Urban  Investment  Group,   Inc.,   an
unaffiliated party, to sell the land and building  that
comprise  the  Laurel  Lakes  Centre  property  for   a
negotiated  sales price of $37.5 million.  The  closing
is   expected   to  occur  in  September   1999.    The
Partnership reclassified the net carrying value of  the
property  of  approximately  $35,700,000  and   related
assets of approximately $700,000 to real estate held for sale as of April 30, 1999.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements


The  Partnership  has commitments  to  complete  tenant
improvements at the Westland property for approximately
$376,000;    there   are  no  significant   Partnership
commitments relating to the Laurel Lakes property.

The Partnership wrote down the carrying values of these
two  properties to their contracted sales prices,  less
the   costs  of  tenant  improvement  commitments   and
estimated closing costs in the second fiscal quarter, and recognized losses of approximately $4.9 million, which were recorded in gains (losses) on real estate.
In accordance with the Partnership Agreement, the losses were allocated 100% to Limited Partners.

3.    Investment in Joint Venture

In  1987, the joint venture which owns Taxter Corporate
Park sold a leasehold interest in approximately 20%  of
the  property's space to KLM.  In 1998, KLM accepted  a
$6.75   million   purchase  offer  for  the   leasehold
interest,  which  the joint venture had  the  right  to
match.  The partners of the joint venture believe  that
inclusion  of  the  KLM space improves  the  value  and
salability  of the property; however, the partners  did
not   have   sufficient  cash  to  fund  the  purchase.
Therefore, an affiliate of the Managing General Partner
(the  "Affiliate"), as an accommodation, purchased  the
leasehold  interest  on  February  8,  1999  for  $6.75
million and assumed the rights and obligations of KLM thereunder.

On February 4, 1999, the joint venture and KLM entered into a new lease which allows KLM to continue to occupy
50% of the space subject to the leasehold interest.  On
February 8, 1999, the Affiliate also assumed the rights and obligations of the joint venture under this new lease.

As  part of the purchase of the leasehold interest, the
joint  venture  received  an  option  to  purchase  the
leasehold  interest and assume the new lease  from  the
Affiliate  for a purchase price of $6.75  million  plus
the   cost   of   any   tenant  improvements,   leasing
commissions and capital expenditures incurred by the Affiliate in connection with the leasehold interest
(collectively, the "Resale

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      Notes to Consolidated Financial Statements

Price").   The joint venture also granted the Affiliate
an  option to require the joint venture to purchase the
leasehold  interest and assume the new  lease  for  the
Resale  Price.   When the property is sold,  the  joint
venture will be obligated to purchase the leasehold interest and assume the new lease from the Affiliate for the Resale Price.

4. Related Party Transactions

In  fiscal  1998, an affiliate of the Managing  General
Partner provided property management services for  five
properties  (until the sales of the Holcomb  Woods  and
Glenhardie III and IV properties in November  1997  and
April  1998,  respectively), and for five buildings  at
the  Chesterbrook Corporate Center (until its sale   in
April 1998).  In fiscal 1999, the affiliate manages the
real  estate  held  for sale, and  managed  the  Taxter
property   through  December  1998.   The   Partnership
incurred   management   fees  to   the   affiliate   of
approximately $36,000 and $195,000 for the nine  months
ended  July  31,  1999  and 1998, respectively.   These
amounts are included in property operating expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership. Effective November 1, 1998, the  affiliate
reduced  its  fees for these services  because  of  the
greatly  decreased level of partnership activity.   For
the  nine  months  ended July 31, 1999  and  1998,  the
Partnership   incurred   approximately   $133,000   and
$386,000,  respectively,  for  these  services.   These
amounts are included in general and administrative expenses.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $267,010,000  in  a   public
offering of 534,020 Units which was terminated in 1987.
The Partnership has no plans to raise additional capital.

As the result of the fiscal 1998 property sales, Partnership cash flow from operations decreased during the nine months ended July 31, 1999 as compared to 1998.

In   February   and   June  1999,   respectively,   the
Partnership  entered  into  agreements  to   sell   the
Westland  Crossing  and Laurel Lakes retail  properties
(see Note 2 to the consolidated financial statements).

Westland Crossing is situated outside downtown  Detroit
and is in an improving retail market with stable rental
rates.  During  the nine months ended  July  31,  1999,
occupancy at the property remained at approximately  at
82%.   No  leases  for a significant  amount  of  space
expire until 2006.

As of July 31, 1999, the Partnership has commitments to fund approximately $376,000 of capital expenditures and leasing commissions relating to the Michaels store at Westland property.

As described in Note 2 to the financial statements, on September 1, 1999, New Plan Excel Realty Trust, Inc.
filed a lawsuit in the Supreme Court of the State of New York seeking to compel the Partnership to sell the Westland Crossing Shopping Center, located in Westland,
Michigan, to New Plan. The Partnership believes it is likely that, until it is resolved, the lawsuit will impair the Partnership's ability to sell the Westland
Crossing property.

Laurel Lakes Centre is located in a suburb of Baltimore
and  Washington, D.C., and is in a steady retail market
with stable rental rates.  During the third quarter  of
1999,   occupancy   at   the   property   remained   at
approximately 70%. No leases for significant amounts of space expire until 2005.

The  partnership which owns the Taxter  Corporate  Park
(the "Taxter Partnership") has accepted a bid from an unaffiliated third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement.

There can be no assurance the any of the above-mentioned properties will be sold.

On  February  8,  1999, an affiliate  of  the  Managing
General  Partner,  as an accommodation  to  the  Taxter
Partnership, purchased the leasehold interest of KLM in
approximately 20% of the property's space.  See Note  3
to the consolidated financial statements.

The Taxter Partnership expects to buy the former KLM leasehold interest at the time the property is sold, using a portion of the proceeds from the sale of the Taxter property. As of July 31, 1999, the Partnership has commitments to fund approximately $135,000 for its share of tenant improvements and leasing commissions at the Taxter property.

Currently,  the overall vacancy levels  in  the  office
market  in Westchester County, New York, and  the  west
Westchester  sub-market in which Taxter Corporate  Park
is located are approximately 18% and 14%, respectively.
During  the third quarter of fiscal 1999, occupancy  at
the   property  decreased  from  76%  to  74%.   Leases
aggregating approximately 39% of the space expire in 2001.

During the nine months ended July 31, 1999, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so during the period the Partnership continues to own its property interests.

During  the  nine  months  ended  July  31,  1999,  the
Partnership's  cash  flow  from  operations   and   the
distributions received from the Taxter Partnership exceeded its capital expenditures and contributions to the Taxter Partnership.

The  Partnership did not pay  any distributions  during
the nine months ended July 31, 1999.  Generally, future
cash    distributions   and   any   remaining   capital
expenditures will be paid from cash reserves and from proceeds received from property sales.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal
1999 and fiscal 2000.

Other assets decreased during the nine-month period ended July 31, 1999 due to the reclassification of certain real estate related assets to real estate held for sale (approximately $450,000) and the amortization of prepaid real estate taxes at the Laurel Lakes property (approximately $480,000).

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for
the  three- and nine-month periods ended July 31,  1999
compared to 1998 were primarily attributable to the following:

Rental  revenues, operating expenses, depreciation  and
general  and  administrative expenses decreased  during
the nine-month period in 1999 primarily due to the sale
of   the  Holcomb  Woods  and  Glenhardie  III  and  IV
properties   in   December   1997   and   April   1998,
respectively.

The decrease in equity in earnings of joint ventures during the nine-month period in 1999 is primarily due to the sale of the Chesterbrook Corporate Park in April
1998.

Other income decreased during the nine-month period in 1999 primarily due to the receipt, in 1998, of lease termination fees of approximately $175,000 relating to the Glenhardie and the Laurel Lakes properties.

The losses on real estate during the nine-month period in 1999 was attributable to the sale agreements for the Westland Crossing and Laurel Lakes Centre properties.

The gains on real estate during the nine month period in 1998 was attributable to the sales of the Holcomb
Woods and Glenhardie properties.

Property operating expenses increased during the three-month period in 1999 primarily due to the recovery, in 1998, of approximately $335,000 of rents receivable from a tenant at the Laurel Lakes property which had been previously reserved.

There was no depreciation and amortization expenses recorded during the three-month period in 1999 because the Laurel Lakes and Westland Crossing properties were reclassified as real estate held for sale as of April
30, 1999 and January 31, 1999, respectively.

General  and  administrative expenses decreased  during
the  three-month period in 1999 due to the reduced fees
described  in   Note  4  to the consolidated  financial
statements.

There were no other individually significant factors which caused changes in revenues and expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

On September 1, 1999, New Plan Excel Realty Trust, Inc.
filed a lawsuit in the Supreme Court of the State of New York seeking to compel the Partnership to sell the Westland Crossing Shopping Center, located in Westland,
Michigan, to New Plan.

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

                            DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

                         By:  Dean Witter Realty Income
Properties III Inc.
                            Managing General Partner


Date: September 13, 1999 By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President

Date: September 13, 1999 By:  /s/Charles  M. Charrow
                            Charles Charrow
                            Controller
                            (Principal Financial and
Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

              Quarter Ended July 31, 1999

                     Exhibit Index



Exhibit No.              Description

   27                    Financial Data Schedule






























                          E1