Form 10-K
period 1999-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2000-01-27
CIK 784161

                        UNITED
             STATES SECURITIES AND
             EXCHANGE COMMISSION
                     Washington,
                     D.C.  20549

                          FORM 10-K
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
            For the fiscal year ended October
31, 1999

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

The  Managing  General Partner of the
Partnership  is  Dean Witter  Realty  Income
Properties III  Inc.  (the  "Managing General
Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc.
("Realty"). The Associate General Partner is
Dean Witter Realty Income Associates III, L.P.
(the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The
Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 6 to the consolidated financial statements included in Item 8 and in
Item 13.

The Partnership issued 534,020 units of limited partnership interest (the "Units") with gross proceeds from the offering of $267,010,000.
The offering has been terminated and no additional Units will be sold.

The  proceeds  from the offering were used  to
make  equity investments  in  six  office
properties  and  five   retail properties which
were acquired without mortgage  debt.                    All
but  two  properties were sold by October 31,
1999;  one  of these   was   sold  in  November
1999.   The  Partnership's properties as of
October 31, 1999 are described  in  Item  2
below.

As  of November 17, 1999, the Partnership's
interest in  the Taxter property is the
Partnership's sole property interest. The
Partnership  which  owns  the  Taxter  Corporate
Park property   (the   "Taxter
     Partnership")   has   identified
unaffiliated parties who are interested in buying the property, and will attempt to sell the property after it has completed its current efforts to lease approximately 20% of the property's space. However, there can be no assurance that the property will be sold.

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

The Partnership has no employees.
All of the Partnership's business is conducted
in the United States.
ITEM 2.  PROPERTIES
The Partnership's principal offices are located
at Two World Trade Center, New York, New York
10048.  The Partnership has no other offices.
As  of  October 31, 1999, the Partnership owned
directly  or through  partnership  interests the
following  two  property interests. One of the
properties was sold in November  1999. None  of
the  two properties is encumbered by
indebtedness. Generally,  the leases pertaining
to the properties  provide for pass-throughs to
the tenants of their pro-rata share  of certain
operating expenses.  In the opinion of the
Managing General  Partner,  all  of  the
properties  are  adequately covered by
insurance.
                      Year  Acquisition Net
Rentable
Type of
                    Completed/         Cost
Area Ownership of land
Property and Location       Acquired  ($000)
(000 sq. ft.) and Improvements

Westland Crossing1  1986/1986        $13,225
137  Fee interest
 Westland, MI
 Shopping Center

Taxter Corporate Park,      1987-1988/  $23,063
345 44.6% General
 Westchester, NY    1986-1988
Partnership
               2 Office Buildings
                    interest2




1                  The property was sold on
November 16,
   1999.

2                  The remaining GP interests
are held by
  Dean Witter Realty Income Partnership II, L.P.
(14.8%)
and Dean Witter Realty Income Partnership IV,
                    L.P.
  (40.6%), affiliates of the Partnership.
  The total cost of the property was $51.8 million.

Each property was built with on-site parking facilities.

In the fourth quarter of fiscal 1999, the Partnership sold the Laurel Lakes Shopping
Centre property, which is located in Laurel, Massachusetts. In November 1999, the
Partnership sold the Westland Crossing Shopping
Center, which is located in Westland, Michigan.

An affiliate of the Partnership was the property manager for Taxter Corporate Park until December 31, 1998 and was the property manager for Westland Crossing until it was sold.

Further information relating to the

Partnership's properties is  included  in  Item

7  and footnotes  4  and  5  to  the

consolidated financial statements in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

None.

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


As of January 19, 2000, there were 33,740 holders of limited partnership interests.


The  Partnership is a limited partnership and,
accordingly, does   not   pay   dividends.   It
does,   however,   make distributions  of  cash
to its partners.   Pursuant  to  the partnership
agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

During the year ended October 31, 1999, the
Partnership paid cash  distributions aggregating
$73.79 per  Unit  (including $67.13  of
proceeds  from  the sale  of  the  Laurel  Lakes
property).   Total  distributions  were
$39,800,512,   with $39,405,337 distributed to
Limited Partners and $395,175  to the  General
Partners. During the year  ended  October  31,
1998,  the  Partnership paid cash distributions
aggregating $147.42 per Unit (including (a)
$35.06 per Unit from the net proceeds  from  the
sale of the Holcomb Woods property,  and (b)
$105.09 per Unit from the net proceeds from the
sale  of the  Glenhardie III and IV properties,
its share of proceeds from  the  sale of the
Chesterbrook property and  $7.27  per Unit  from
the  remaining proceeds from  the  sale  of  the
Technology   Park   property).  Total
distributions   were $79,156,575,  with
$78,725,205 distributed  to  the  Limited
Partners   and   $431,370  to  the  General
Partners.                 The
distributions   of   proceeds  from   the
sales   of                the
Partnership's property interests in both years were paid 100% to the Limited Partners.

In  December  1999, the Partnership paid a cash
distribution of  $17.21 per Unit from the net
proceeds from the  sale  in November   of   the
Westland   Crossing   property.
The
distribution, which totaled $9,190,484 was paid
100% to  the Limited  Partners.   The
Partnership does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions and any remaining capital expenditures will be paid from cash reserves and from proceeds received from the Taxter Corporate Park property sale.
Sale proceeds will be distributed, to the extent available, first, to each Limited
Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General
Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.
Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale proceeds (except that the General Partners must be allocated at least 1% of taxable income from the sale). In the event there is no distributable cash or sale proceeds, taxable income will be allocated
90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated
90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The  following  sets  forth a summary of
selected  financial data for the Partnership:
                  For the years ended October
31,
               19991      19982
19973     19964 1995
Total  revenues     $    1,854,601        $
41,694,717    $
14,751,226  $ 16,198,761       $  8,946,798

Net  income  (loss) $   (2,255,285)       $
36,838,054    $ 6,739,122     $ (4,954,508)
$ (3,564,379)5

Net income
 (loss) per
 Unit of
 limited
 partnership
   interest    $      (4.80)        $
68.22         $
11.53       $      (8.35)      $      (6.24)

Cash distribu-
 tions paid
 per Unit of
 limited
 partnership
   interest6   $      73.79         $
147.42         $
49.95       $      87.98       $      22.81

Total assets at
     October     31    $18,950,640           $
61,013,479
$103,790,868         $124,778,502
$177,988,847

1      Revenues and net loss include the effect
of the  sale
of  the  Laurel Lakes property and write-down
of        the Westland Crossing property.

2    Revenues and net income include the effect
of the sales
of the Holcomb Woods property, the
Glenhardie III and IV properties, and the
Partnership's interest in the Chesterbrook
property.
3 Revenues and net income include the effect of
the sale  of
  the Tech Park property.

4 Revenues  and net loss include the effect of
the  sale  of
  the  Delta Center, Fashion Corners, and Hall
  Road shopping centers.   Net loss also includes
  losses on impairment  of the  Glenhardie  and
  Holcomb  Woods  properties  of  $4.7 million
  and $7.7 million, respectively.

5 Includes a $1.3 million writedown of real estate held for
  sale and the Partnership's share ($11.5 million) of loss on impairment of the Chesterbrook property.

   6Distributions paid to limited partners
  include returns of capital  per  Unit of
  limited partnership     interest  of $73.79,
  $82.26, $49.95, $87.98 and $22.81, for the
  years ended  October  31,  1999, 1998,  1997,
  1996,   and  1995 respectively,   calculated
  as   the   excess   of   cash distributed per
  Unit over  accumulated earnings  per  Unit not
  previously distributed.
The  above financial data should be read in
conjunction with the  consolidated financial
statements and the related notes in Item 8.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.
The Partnership purchased, directly or through a partnership interest, six office properties and five retail properties. Through October 31, 1999, five of the six office properties and four of the five retail properties have been sold. One retail property was sold after the end of fiscal 1999. The Partnership's acquisition program has been completed.
No
additional investments are planned.

On September 24, 1999, the Partnership sold the
Laurel Lakes property.    See  Note  4  to  the
consolidated   financial statements.
On   October  14,   1999,   the   Partnership
distributed $35.8 million ($67.13 per Unit) of net proceeds from the sale, representing a return of invested capital. The distribution was paid 100% to Limited Partners.

As  a  result of the property's sale,
Partnership cash flow from operations decreased in 1999 compared to 1998.

On  November  16,  1999, the Partnership sold
the  Westland Crossing  property. See Note 4 to
the consolidated financial statements.
On   December  20,  1999,   the   Partnership
distributed  $9.2 million ($17.21 per Unit) of
net  proceeds from  the  sale  of  the  Westland
crossing  property.   The
distribution was paid 100% to Limited Partners.
As  of November 17, 1999, the Partnership's
interest in  the Taxter property is the
Partnership's sole property interest. The
Partnership  which  owns  the  Taxter  Corporate
Park property   (the   "Taxter   Partnership")
has   identified unaffiliated  parties  who  are
interested in buying the property, and will attempt to sell the property after it has completed its current efforts to lease approximately 20% of the property's space.
However, there can be no assurance that the property will be sold.
On February 8, 1999, an affiliate of the Managing General Partner, as an accommodation to the Taxter Partnership, purchased the leasehold interest of KLM Royal
Dutch Airlines in approximately 20% of the property's space. See Note 5 to the consolidated financial statements.

The  Taxter Partnership expects to buy and
immediately  sell the  former KLM leasehold
interest at the time the  property is  sold,
using a portion of the proceeds from the  sale
of the  Taxter  property.   The Taxter
Partnership  may  incur material  capital
expenditures to lease  additional  vacant space.
The amount of such expenditures is uncertain at
this time.   Any unfunded costs at the time the
property is sold may be deducted from sale proceeds. As of October 31, 1999, the
Partnership  has  commitments  to  fund
approximately $125,000 for its share of tenant improvements and leasing commissions at the Taxter property.

The  office markets in Westchester County, New
York and  the west  Westchester sub-market in
which Taxter Corporate  Park is  located, have
recently improved as both occupancy levels and
rental rates increased during the last three
months  of fiscal  1999.   During  the  year
ended  October  31,  1999, average occupancy at
the property was approximately 84% and, at
October  31,  1999, the property  was  72%
occupied  as compared to 98% at October 31,
1998. The property is  leased to
16  tenants.   The  lease  of  Fuji  Photo  Film
(for
approximately 28% of the property's space)
expires in fiscal 2001.   No  other  tenants
occupy  more  than  10%  of  the property.

During  the  year  ended  October  31,  1999,
all  of            the
Partnership's properties generated positive cash
flow  from operations,  and it is anticipated
that the Taxter  property will   continue  to
do  so  during  the  period  that    the
Partnership continues to own its interest in it.

In   1999,   Partnership  cash  flow  from
operations         and
distributions received from the Taxter
Partnership exceeded Partnership distributions to investors (excluding sales proceeds distributions), capital expenditures, leasing commissions, and contributions to the Taxter Partnership. The Partnership believes remaining cash reserves will be sufficient for its future needs.

In  fiscal  1999,  the  Partnership  incurred
approximately $1,164,000  of tenant improvements
and leasing  commissions, primarily  relating to
the Westland Crossing property.      The
Partnership also contributed approximately
$123,000 to the Taxter joint venture for its share of capital expenditures and leasing commissions.

During  fiscal  1999, the Partnership made
distributions  of cash  reserves  and proceeds
from sale of the  Laurel  Lakes
property.   See Item 5. Generally, future cash
distributions will be paid from proceeds from sale of the Taxter property and cash reserves.

Other assets decreased in 1999 because of the sale of the Laurel Lakes property.

Except  as described above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1999 compared to 1998 and for the year ended
October 31, 1998 compared to 1997 were primarily attributable to the following:

The loss on sales of real estate in 1999 was attributable to the sale of the Laurel Lakes property. The gains on sales of real estate in 1998 were attributable to the sales of the Holcomb Woods and Glenhardie III and IV properties.

Rental  revenue decreased in 1999 compared to
1998 primarily due  to  the sale of the Laurel
Lakes property. Depreciation and
amortization  expenses  decreased  in  1999
primarily
because the Partnership ceased recording these expenses on properties when they were classified to real estate held for sale. See
Note 4 to the consolidated financial statements.

Property  operating expenses increased in 1999
compared  to 1998  primarily  because  bad  debt
expense  increased   by approximately $300,000
in 1999 at the Laurel Lakes property.

Rental revenues, operating expenses and depreciation and amortization expenses decreased in 1998 compared to 1997 primarily due to the sale of the Holcomb Woods and
Glenhardie III and IV properties in 1998.
Property operating expenses also decreased in 1998 because of the recovery of approximately
$335,000 of rents receivable from a tenant at the Laurel Lakes Centre which had previously been reserved.

Equity in earnings of joint ventures was higher in 1998 than in 1999 or 1997 primarily because the Chesterbrook Corporate Park was sold at a gain in 1998.

Other income was higher in 1998 than in 1999 or 1997 primarily because the Partnership received lease termination fees at the Glenhardie properties and Laurel Lakes Centre in
1998.

The 1999 impairment writedown of real estate was due to the writedown of the Westland
Crossing property and related assets to its sale price net of closing and other costs of sale.

General  and  administrative  expenses
decreased  in   1999 compared to 1998 and in
1998 compared to 1997, respectively, primarily due to decreased level of Partnership activities because of the sales of properties.

A summary of the retail markets in which the Partnership's retail property is located and the performance of the property is as follows:

Westland  Crossing is situated outside downtown
Detroit and is in an improving retail market with stable rental rates. During the twelve months ended October 31, 1999, occupancy at the property remained at approximately at 82%. The property was sold on November 16, 1999. As of October 31, 1999, the Partnership had commitments to fund $373,800 of capital expenditures and leasing commissions relating to the Michaels store at the Westland property.
This amount was deducted from the sale proceeds.

Inflation
Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

           ITEM  8.   FINANCIAL STATEMENTS AND

     SUPPLEMENTARY DATA

       DEAN WITTER REALTY INCOME PARTNERSHIP

III, L.P.

                            INDEX


Page Independent Auditors' Report
Consolidated Balance Sheets at October 31,
1999 and 1998 Consolidated Statements of
Operations for the years ended
 October 31, 1999, 1998 and 1997
Consolidated Statements of Partners' Capital for the
 years ended October 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
 October 31, 1999, 1998, and 1997
Notes to Consolidated Financial Statements

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

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership III, L.P.:

We have audited the accompanying consolidated
balance sheets of  Dean  Witter  Realty Income
Partnership  III,  L.P.  and consolidated
partnerships (the "Partnership") as of  October
31, 1999 and 1998 and the related consolidated
statements of operations, partners' capital and
cash flows for each of the three  years  in  the
period ended October  31,  1999.           Our
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean
Witter Realty Income Partnership III, L.P. and consolidated partnerships as of October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October
31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte   & Touche LLP

DELOITTE & TOUCHE LLP

January 14, 2000

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

           CONSOLIDATED BALANCE SHEETS

         As of October 31, 1999 and 1998


1999 1998
                     ASSETS
Cash and cash equivalents                 $
1,744,447 $ 1,919,694

Real estate, at cost:
 Land
-
8,823,904
           Buildings and improvements
                        -
55,274,320

-
64,098,224
 Accumulated depreciation
-
(14,356,686)

-
49,741,538

Real estate held for sale
9,457,148
-

Investments in joint ventures
6,962,579
7,095,604
Deferred leasing commissions, net
-
333,488
Other assets
786,466
1,923,155

                                          $
18,950,640 $ 61,013,479
        LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities  $
343,550 $ 350,592
Partners' capital (deficiency):
                General partners
                   (8,561,045)
(8,476,231)
 Limited partners ($500 per Unit 534,020 Units
issued) 27,168,135
69,139,118

  Total partners' capital
18,607,090
60,662,887

                                          $
18,950,640 $ 61,013,479



See accompanying notes to consolidated financial statements.

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      CONSOLIDATED STATEMENTS OF OPERATIONS

 For the years ended October 31, 1999, 1998 and
                      1997

                                        1999
1998
1997
Revenues:
 Rental                                       $
                    5,312,776
$ 6,945,820                         $10,824,205
      Equity in earnings of joint ventures
                     815,395
18,538,476                            3,599,828
 Interest                               272,182
245,759                                 243,119
                      Other
                     10,953
237,126                                  84,074
     (Losses) gains on sales of real estate
                   (4,556,705)
15,727,536                                     -

                                      1,854,601
41,694,717                           14,751,226

Expenses:
 Property operating                   2,295,355
2,129,425                             3,530,892
Depreciation                            669,855
1,778,077                             3,133,640
Amortization                             30,229
95,786                                  308,136
 General and administrative             312,253
853,375                               1,039,436
     Impairment writedown of real estate
                   802,194
-         -

                                      4,109,886 4,856,663
     8,012,104
Net (loss) income
$(2,255,285)
$36,838,054
$ 6,739,122

Net (loss) income allocated to:
 Limited partners
$(2,565,646)
$36,429,685
$ 6,158,166
 General partners                       310,361
408,369                                 580,956


$(2,255,285) $36,838,054
$ 6,739,122

Net (loss) income per Unit of
limited
     partnership interest               $
                (4.80)        $
68.22 $     11.53






    See accompanying notes to consolidated
                   financial
statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III,
                     L.P.

 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

For the years ended October 31, 1999, 1998 and
                     1997




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

Cash distributions
(78,725,205) (431,370)
(79,156,575)

Partners' capital (deficiency)
at
  October 31, 1998               69,139,118
(8,476,231)
60,662,887
Net (loss) income
(2,565,646) 310,361
              (2,255,285)
Cash distributions
(39,405,337) (395,175)
         (39,800,512)
Partners' capital (deficiency)
at
  October 31, 1999             $

27,168,135 $(8,561,045)

$ 18,607,090







See accompanying notes to consolidated financial statements.

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the years ended October 31, 1999, 1998 and
                      1997


                                          1999
1998 1997
Cash flows from operating activities:
  Net  (loss)income                  $
(2,255,285)        $
36,838,054                         $  6,739,122
  Adjustments to reconcile net
          (loss) income
  to net cash provided by
  operating activities:
          Depreciation
669,855
1,778,077                             3,133,640
          Amortization
30,229
95,786
308,136
Equity  in  earnings of joint ventures
(815,395)
(18,538,476)                         (3,599,828)
    Losses  (gains) on sales of real estate
4,556,705 (15,727,536)                        -
    Impairment  writedown of real estate
802,194 -
-
   (Increase) decrease in operating assets:
      Deferred  leasing commissions         -
(409,177)
(169,703)
          Other      assets
1,048,045
  316,671
286,238
  (Decrease)increase in operating liabilities:
        Accounts    payable    and    accrued
liabilities (117,298)
(394,628)
39,002


     Net cash provided by operating
              activities
3,919,050
3,985,771                             6,736,607

Cash flows from investing activities:
  Proceeds  from sale of real estate
35,921,942
40,487,606                                -
    Additions    to   real   estate
(1,164,147)
(908,072)                              (583,614)
    Investment   in   joint   ventures             (123,207)
(598,049)                              (578,613)
    Distributions    from   joint   ventures       1,071,627
36,168,903                           21,777,876

      Net cash provided by investing
              activities
35,706,215
75,150,388                           20,615,649

Cash flows from financing activities:
     Cash     distributions
(39,800,512)
(79,156,575)                        (27,765,758)

Decrease  in cash and cash equivalents             (175,247)
(47,416)                               (413,502)

Cash   and   cash   equivalents   at   beginning   of   year
1,919,694                                          1,967,110
2,380,612

Cash  and  cash equivalents at end of year     $   1,744,477
$  1,919,694                       $  1,967,110

                   (continued)

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the years ended October 31, 1999, 1998
                         and 1997 (continued)

                                          1999          1998
1997
Supplemental disclosure of non-cash investing
 activities:
  Reclassification of real estate held for sale
  and writeoff of related assets and liabilities:
   Real estate, at cost
     Land                                    $  1,023,904      $
-     $
1,240,000
         Buildings    and    improvements         10,173,674
-  18,111,954
         Accumulated     depreciation            (1,051,109)
-  (7,410,136)
    Deferred  leasing commissions, net               112,873
-       -
       Impairment     writedown                    (802,194)
-       -

       Real   estate   held  for   sale       $    9,457,148
- $11,941,818






See accompanying notes to consolidated financial

statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP

III, L.P.

         NOTES TO CONSOLIDATED FINANCIAL

               STATEMENTS October 31, 1999, 1998

               and 1997

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


The  Partnership  expects to sell its investment
in  Taxter Corporate   Park  in  2000.  Pursuant
to  the   Partnership Agreement,  the  sale of
the Partnership's last investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.


2.   Summary of Significant Accounting Policies


The consolidated financial statements include the accounts of the Partnership, Part Six
Associates (owner of Glenhardie IV)  and Laurel-
Vincent Place Associates Limited Partnership
(owner of the Laurel Lakes Centre) on a consolidated basis. The Partnership owned a 99.9% General Partnership interest in Part Six
Associates until the sale of Glenhardie IV in April 1998 and owns a 99.999% General
Partnership  interest in Laurel-Vincent Place
Associates Limited Partnership. The remaining interests in these partnerships are held by the Managing General Partner.


The equity method of accounting has been applied to the Partnership's 44.6% general partnership interest in Taxter Corporate
Park, its 26.7% general partnership interest in the partnership which owned interests in

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chesterbrook Corporate Center (sold in April
1998), and  its 30%  general partnership
interest in Tech Park Reston  (sold in December
1996).
The  Partnership's  records are maintained  on
the  accrual basis   of  accounting  for
financial  reporting  and
tax
purposes.   The  preparation  of  financial
statements                                               in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Because  the  determination of  fair  value  is
based  upon projections  of  future  economic
events  such  as  property occupancy rates,
rental rates, operating cost inflation  and
market capitalization rates which are inherently
subjective, the  amounts ultimately realized at
disposition  may  differ materially  from the
net carrying values as of  October  31, 1999.
The cash flows used to evaluate the
recoverability  of the  assets  and to determine
fair value are based  on  good faith  estimates
and assumptions developed by  the  Managing
General Partner.  Unanticipated events and
circumstances may
occur  and  some assumptions may not
materialize;  therefore actual results may vary
from the estimates and the variances may  be
material.   The Partnership may provide
additional write-downs, which could be material,
in subsequent years if real estate markets or
local economic conditions change.
Deferred   leasing  commissions  are  amortized
over   the applicable lease terms.
Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.
Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.
No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.
For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases;
and (c) writedowns for impairment of real estate are not deductible.

          DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In  addition, offering costs are treated
differently for tax and  financial  reporting
purposes.  The tax  basis  of  the Partnership's
assets and liabilities is approximately  $31.2
million  higher  than  the amounts  reported
for  financial statement purposes.
The   implementation  in  1999  of  Statement
of  Financial Accounting   Standards   Statement
No.   130,   "Reporting Comprehensive  Income"
and Statement No.  131,  "Disclosures about
Segments of an Enterprise and Related
Information" did not   have   any  effect  on
the  Partnership's                                 financial
statements.

3. Partnership Agreement

The  Partnership Agreement provides that
distributable cash, as defined, will be paid 90%
to the Limited Partners and 10% to the General
Partners.
Sale  proceeds will be distributed, to the
extent available, first,  to  each  Limited
Partner, until there  has  been  a return  of
the Limited Partner's capital contribution  plus
cumulative  distributions  of distributable
cash  and  sale proceeds  in an amount
sufficient to provide a 9% cumulative annual
return  on  the Limited Partner's  adjusted
capital contribution.  Thereafter, any remaining
sale proceeds  will be  distributed 85% to the
Limited Partners and 15%  to  the General
Partners after the Managing General Partner
receives
a brokerage fee, if earned, of up to 3% of the
selling price of  any  equity  investment.
Taxable  income  generally  is allocated  in
the  same  proportion  as  distributions      of
distributable cash or sale proceeds (except that
the General Partners  must  be allocated at
least 1% of  taxable  income from sales). In the
event there is no distributable cash  or sale
proceeds,  taxable  income is  allocated  90%
to  the Limited  Partners and 10% to the General
Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the general
Partners.

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $73.79, $82.26, and $49.95 for the years ended October 31, 1999, 1998 and 1997, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Real Estate Investments and Sales

The location, year of acquisition and net carrying values of the properties are as follows:

                            Year of
October 31,
            Property               Acquisition
1999
1998
Westland  Crossing,  Westland,   MI
1986
9,457,148        9,226,382
Laurel  Lakes  Centre,  Laurel,  MD
1987
-           40,515,156

                                              $
9,457,148 $49,741,538

Pursuant  to  a  Purchase and Sale  Agreement
dated  as  of February   16,  1999,  the
Partnership  entered   into an
agreement,  as  amended,  to  sell  the
Westland   Crossing property,  for a negotiated
sale price of $10.2 million,  to New  Plan
Excel Realty Trust, Inc., an unaffiliated
party. As permitted by the contract, New Plan
assigned its purchase rights  to its affiliate,
Landamerica Exchange Company.                 As
part of the Agreement, Dean Witter Realty Income
Partnership II, L.P. an affiliate of the
Partnership, sold a property to New  Plan.   The
aggregate purchase price of the properties sold was approximately $24.2 million, of which $10.2 million was allocated in the Agreement to the Westland Crossing Property.

The  closing of the sale of the Westland
Crossing took place on  November  16,  1999.
At closing: a) the Partnership received proceeds of approximately $9.2 million, net of closing costs and other deductions
(including $373,800 of capital expenditure commitments) and a $250,000 escrow to secure the Partnership's obligations, if any, pursuant to representations and warranties in the Agreement; and b) New Plan discontinued  a lawsuit which it had commenced
against  the Partnership  in September 1999 to
compel the Partnership  to
sell the property to it.
The net carrying value of the Westland Crossing
property was reclassified   to  Real  Estate
Held  for  Sale   and                                    the
Partnership wrote down its carrying
value to the amount expected to be received from the sale (including the return of the escrow), resulting in a loss of approximately
$802,000.

          DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 24, 1999, the Partnership sold the
Laurel Lakes property  to  an unaffiliated party
for $37.5  million,  and recognized  a  loss  of
approximately  $4.6  million.                            The
purchase  price  was  paid  in  cash,  and  the
Partnership received   proceeds,  net  of
closing   costs   and   other deductions, of
approximately $35.9 million.  Pursuant to the
sale  agreement,  an escrow of $500,000 was
established  to secure  the  Partnership's
obligations, if any, pursuant  to
representations  and warranties in the sale
agreement.                                                On
October  19,  1999,  the  Partnership
distributed  the  net proceeds ($67.13 per Unit)
100% to Limited Partners.

On  April  1,  1998,  the  Partnership  sold
the  land  and buildings which comprise the
Glenhardie Corporate Center III and   IV
properties  ("Glenhardie  III  and  IV")  and             an
affiliated  partnership sold its interest in
the  remaining properties at Glenhardie
Corporate Center.  In addition, the Partnership,
another affiliated partnership and an affiliate
of  the  Managing  General  Partner  sold  the
Chesterbrook Corporate  Center,  in  which the
Partnership  has  a                                    26.7%
interest through a joint venture, to an
unaffiliated entity. The aggregate price of the properties sold was approximately $168 million, of which approximately $22.1 million was allocated to Glenhardie III and IV, and approximately $126.1 million (of which the Partnership's share was approximately $33.7 million) was allocated to the Chesterbrook
Corporate Center.
         The  purchase price was paid in cash
at  closing.
The Partnership received proceeds, net of closing costs and other deductions, of approximately $22 million and $33.4 million, respectively, for the sale of the Glenhardie
III and IV properties and its share of the proceeds from the sale of the Chesterbrook
Corporate Center.  On  April  14, 1998, the
Partnership distributed $56.1 million ($105.09 per Unit) of net proceeds from the sale of the Glenhardie III and IV properties, its share of the proceeds from the sale of the Chesterbrook Corporate Center and the remaining proceeds from the sale of the Technology Park property. The distribution was paid 100% to Limited Partners.

Pursuant  to  the  sale  agreement for  the
Glenhardie  and Chesterbrook  properties,
escrows were established  for  the costs   of
certain   building  improvements   and   tenant
improvements (the "Improvements").  In addition

          DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to  payment of the purchase price, at closing
the purchasers deposited into these escrows
approximately $3.9 million,  of which
approximately $2.3 million related to the
Chesterbrook Corporate  Center.  The joint
venture did  not  include  the
amount  of the escrowed sale proceeds in its
calculation  of the  gain  on  the  sale  of
the property  because  of  the uncertainty  of
its realization.  During 1999, approximately
$363,000  was returned to the joint venture from
the  escrow and in settlement of various
property operating matters. The Partnership's
share of this amount, approximately  $97,000,
was recorded in equity in earnings of joint
ventures.
On  November 7, 1997 the Partnership sold the
Holcomb  Woods property  to  an unaffiliated
party for approximately  $19.1 million.   The
purchase price was paid  in  cash,  and  the
Partnership  received  proceeds, net of  closing
costs,  of approximately  $18.7  million. On
November  26,  1997,  the Partnership
distributed these net proceeds ($35.06 per Unit)
100% to Limited Partners.
5. Investments in Joint Ventures
Taxter Corporate Park, Westchester County, New
York
The  Partnership  owns  a  44.6%  interest  in
the  general partnership ("Taxter Partnership")
which owns the  property. Affiliates  of  the
Partnership, Dean Witter  Realty  Income
Partnership   II,  L.P.,  and  Dean  Witter
Realty   Income Partnership IV, L.P., own the
remaining interests  of                            14.8%
and 40.6%, respectively. The partners receive cash flow and profits and losses according to their interests.

In 1987, the Taxter Partnership sold a leasehold
interest in approximately  20%  of  the
property's  space   at   Taxter Corporate  Park
to KLM Royal Dutch Airlines.  In  1998,  KLM
accepted  a  $6.75 million purchase offer for
the  leasehold interest,  which  the Taxter
Partnership had  the  right  to match.  The
partners of the Taxter Partnership believe  that
inclusion of the KLM space improves the value
and salability of   the  property;  however,
the  partners  did  not  have sufficient  cash
to  fund  the  purchase.   Therefore,   an
affiliate of the Managing General Partner (the
"Affiliate"), as an accommodation,

          DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchased  the leasehold interest on February
8,  1999  for $6.75 million and assumed the
rights and obligations of  KLM thereunder.
On  February 4, 1999, Associates and KLM entered
into a  new lease  which  allows KLM to continue
to occupy  50%  of  the space  subject  to the
leasehold interest.  On  February  8, 1999,  the
Affiliate also assumed the rights and
obligations of Associates under this new lease.
As   part   of  the  purchase  of  the
leasehold interest, Associates received an option to purchase the leasehold interest and assume the new lease from the Affiliate for a purchase price of $6.75 million plus the cost of any tenant improvements, leasing commissions and capital expenditures incurred by the Affiliate in connection with the leasehold interest (collectively, the "Resale Price").
Associates also granted the Affiliate an option to require Associates to purchase the leasehold interest and assume the new lease for the Resale Price. When the property is sold, Associates will be obligated to purchase the leasehold interest and assume the new lease from the Affiliate for the new Resale
Price.

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized balance sheet information of the Taxter joint venture is as follows:

                                       October
                                       31, 1999       1998
Land and buildings, net            $15,680,607
$16,630,575
Other                                1,670,760     913,738

Total assets                       $17,351,367
$17,544,313

Liabilities                        $   214,272 $   124,622
Partners'        capital
17,137,095
17,419,691

Total liabilities and capital      $17,351,367
$17,544,313

Summarized results of operations of the joint venture are as follows:

                                     Years ended
                                 October 31,
                                 1999      1998      1997

Rental income                 $ 5,860,022
$5,158,170
$5,511,684
Other income                       45,245             67,779
181,367

                                5,905,267          5,225,949
5,693,051

Property   operating  expenses      3,054,679      2,455,628
3,111,753
Depreciation and amortization   1,238,539          1,241,470
1,164,659

                                4,293,218          3,697,098
4,276,412

Net income                    $ 1,612,049
$1,528,851
$1,416,639


 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Chesterbrook Corporate Center, Valley Forge,
Pennsylvania

The  Partnership, Dean Witter Realty Income
Partnership  IV, L.P.  and an affiliate of the
Managing General Partner owned 26.7%,  41.2% and
32.1% interests in the general partnership which
owned the property until its sale in April 1998
(see
Note 4).
The  partners  received  cash flow and  profits
and  losses according to their interests.
Summarized  results of operations of the
Chesterbrook  joint venture are as follows:
                                                Years ended
                                 October 31,
                                   1999      1998      1997
Rental   income                   $     -      $
5,797,344
$14,128,854
Gain     on     sale     of     property             363,375
63,770,914         -
Other    income                          -            44,301
43,550

                                                     363,375

69,612,559                     14,172,404

Property    operating   expenses          -
1,873,518
4,323,012
Depreciation   and   amortization        -           860,360
3,305,764___

                                                     363,375

2,733,878                       7,628,776

Net        income                          $         363,375
$66,878,681                   $ 6,543,628


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

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in investments in joint ventures is as
follows:
                                     Years ended
                                 October 31,
                                 1999      1998
                                 1997
Investments   at  beginning  of  year          $
7,095,604 $24,127,982                   $
41,727,417
Equity        in       earnings
815,395
18,538,476                       3,599,828
Distributions
(1,071,627)
(36,168,903)                   (21,777,876)
Contributions
123,207
598,049         578,613
Investments    at    end    of    year       $
6,962,579
$7,095,604                    $ 24,127,982

The accounting policies of the Joint Ventures are the same as those of the Partnership.

6.   Related Party Transactions

In fiscal 1999, an affiliate of the Managing
General Partner managed  the  real  estate held
for sale,  and  managed  the Taxter   property
through  December  1998.  The   affiliate
provided property management services for five
properties in fiscal  1998 and 1997 (until the
sales of the Holcomb  Woods and  Glenhardie III
and IV properties in November  1997  and April
1998,  respectively), and for five buildings  at
the Chesterbrook  Corporate  Center (until  its
sale  in  April 1998).  The  Partnership
incurred management  fees  to  the affiliate  of
approximately $107,000, $223,000 and  $244,000
for  the  years  ended  October 31,  1999,  1998
and  1997, respectively.   These  amounts  are
included  in   property operating expenses.

Another  affiliate of the Managing General
Partner  performs administrative  functions,
processes  investor  transactions and  prepares
tax information for the Partnership.  For  the
years ended October 31, 1999, 1998 and 1997, the
Partnership incurred   approximately  $150,000,
$503,000  and  $630,000 respectively,  for
these  services.   These   amounts   are
included in general and administrative expenses.

As of October 31, 1999, the affiliates were owed a total of approximately $2,000 for these services.

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Item  9.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS  ON
ACCOUNTING
       AND FINANCIAL DISCLOSURE
None.
                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT
The  Partnership  is  a  limited partnership
which  has  no directors or officers.
The directors and executive officers of the
Managing General Partner are as follows:
                                     Position
with the
Name                               Managing
General Partner
William B. Smith                   Chairman of
the Board  of
Directors
E. Davisson Hardman, Jr.           President and
Director Ronald T. Carman          Secretary and
Director
Lewis A. Raibley, III              Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William  B.  Smith, age 56, has been a Managing
Director  of Morgan  Stanley  Dean Witter & Co.
("MWD")  and  Co-Head  of Morgan  Stanley
Realty Incorporated since the merger of Morgan Stanley and Dean Witter Discover &
Co.  in  1997. Prior  to  the  merger,  Mr.
Smith  was  an  Executive  Vice President of
Dean Witter Reynolds, Inc. and Director of  its
Investment Banking Department since January
1987.  Mr. Smith joined  Dean  Witter in 1982 as
Co-Director of  Dean  Witter Realty.

E. Davisson Hardman, Jr., age 50, has been a Managing Director of Morgan Stanley Asia,
Ltd. since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Ronald T. Carman, age 48, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley & Co. Inc., since July 1998. Previously, he was a Senior
Vice President and  Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.

Lewis A. Raibley, III, age 38 is a Senior Vice
President and Controller in the Individual Asset
Management Group of  MWD. From  July  1997  to
May 1998, Mr. Raibley was  Senior  Vice
President  and Director in the Internal
Reporting Department of  MSDW;  from  1992  to
1997, he served as Senior Vice President and Director in the Financial Reporting and Policy
Division of MWD. He has been with MWD and its affiliates since 1986.

There  is  no family relationship among any of
the foregoing
persons.
ITEM 11.  EXECUTIVE COMPENSATION
The   General   Partners  are  entitled  to
receive   cash
distributions, when and as cash distributions
are  made  to the  Limited Partners, and a share
of taxable income or  tax loss.
Descriptions of such distributions  and
allocations
are  in  Item  5 above.  The General Partners
received  cash distributions of $395,175,
$431,370, and  $1,091,774  during the   years
ended  October  31,  1999,  1998   and   1997,
respectively.

The  General Partners and their affiliates were
paid certain fees  and  reimbursed  for  certain
expenses.   Information concerning such fees and
reimbursements is contained in Note 6   to the
consolidated financial statements in Item 8
above.
The  directors  and  officers of the
Partnership's  Managing General   Partner
received  no   remuneration   from   the
Partnership.

ITEM  12.        SECURITY  OWNERSHIP OF  CERTAIN
BENEFICIAL
OWNERS AND
        MANAGEMENT
      (a)   No person is known to the
Partnership to be the beneficial owner of more than five percent of the Units.
      (b)   The  directors  and executive
officers of the Managing General Partner own the following Units as of December 31, 1999:

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

As a result of their being partners of a limited
partnership which  is  the  Limited  Partner of
the  Associate  General Partner,  certain
current and former officers and  directors of
the   Managing  General  Partner  also   own
indirect partnership  interests in the
Partnership.  The  Partnership Agreement   of
the   Partnership   provides   that    cash
distributions  and allocations of income  and
loss  to  the General  Partners shall be
distributed or allocated  50%  to the  Managing
General  Partner and  50%  to  the  Associate
General  Partner.   The  General  Partners'
share  of  cash distributions  and  income or
loss is described  in  Item  5 above.
All  of  the  outstanding  shares of  common
stock  of  the Managing  General  Partner are
owned by Dean  Witter  Realty Inc.  ("Realty"), a
Delaware corporation which is a  whollyowned
subsidiary of Morgan Stanley Dean Witter &  Co.      The
general  partner  of the Associate General
Partner  is  the Managing  General  Partner.
The  limited  partner  of  the Associate General
Partner is LSA 86 L.P., a Delaware limited
partnership. Realty and certain current and
former  officers and         directors
of        the

 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

Managing General Partner are partners of LSA 86 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing
General Partner and affiliates is contained in Items 10 and 11 above.

The  General Partners and their affiliates were
paid certain fees  and  reimbursed  for  certain
expenses.   Information concerning such fees and
reimbursements is contained in Note 6 to the consolidated financial statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT
SCHEDULES,  AND REPORTS ON
          FORM 8-K

(a)   The  following documents are filed  as
part  of  this Annual Report:

            1.         Financial  Statements (see
Index  of
          Financial  Statements filed as part of
          Item  8  of this Annual Report).

           2.        Financial Statement
Schedules (see Index
          to Financial Statements filed as part
          of Item 8 of this Annual Report).
           3.        Exhibits

            (3)(a)     Certificate  of  Limited
Partnership
          included in the Registration Statement
          Number  331912 is incorporated by
          reference.

            (3)(b)     Amended  and  Restated
Agreement  of
          Limited Partnership dated as of
          February 11,  1986 set  forth in
          Exhibit A to the Prospectus  in  the
          Registration   Statement   Number
          33-1912       is
          incorporated herein by reference.

            (4)(a)     Certificate  of  Limited
Partnership
          included in the Registration Statement
          Number  331912 is incorporated by
          reference.

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


            (f) Purchase and Sale Agreement, dated as of
     February   10,   1998,  between  DWR  Chesterbrook
     Associates,  Glenhardie Corporation,  Dean  Witter
     Realty   Income   Partnership   II,   L.P.,    the Partnership
     and Part Six Associates, as Sellers, and FV Office Partners, L.P. as Purchaser, filed as Exhibit 2(a) to the Registrant's Report on Form
          8-K on April 1, 1998 is incorporated herein by reference.
      (g) Purchase and sale Agreement, dated as of June 2, 1999, between Laurel-Vincent Place Associates L.P., as Seller and Urban Investment Group, Inc., as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on September 24, 1999 is incorporated herein by reference.

      (h)  Purchase and Sale Agreement, dated as of February 16,
          1999 between Dean Witter Realty Income Partnership IV L.P., Dean Witter Realty Income Partnership II L.P., as Seller and New Plan Excel Realty Trust, Inc. as Purchaser, filed as
          Exhibit 2 to the Registrant's Report on Form 8-K on November 16, 1999 is incorporated herein by reference.

             (21)  Subsidiaries:   Park  Six  Associates,  a
          Pennsylvania  limited partnership. Laurel  Vincent
          Place Associates, a Maryland limited partnership.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                        SCHEDULE III

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

          Real Estate and Accumulated Depreciation October

                      31, 1999

                 Initial cost to Partnership
                                                        Cost
Capital-
                                                        ized
Subsequent
       Description     Land   Improvements             Total
To Acquisition
Westland Crossing
Westland,     MI           1,376,659              12,389,933
13,766,592         1,383,161

Laurel Lakes Centre
Laurel,     MD              7,800,000             45,536,882
53,336,882           630,056

                      $     9,176,659            $57,926,815
$67,103,474       $2,013,217

                                    Gross Amount at which
                                  Carried  at End of  Period
(A)
                                      Building and
           Description      Reductions                  Land
Improvements         Total

Westland Crossing
Westland,  MI       $15,149,7531               -           -
-

Laurel Lakes Centre
Laurel,  MD         $53,966,9382               -           -
-

                   $69,116,691           $     -     $     -
$     -

1 $3,952,175 represents reduction to new carrying value when
property was classified as real estate held   for sale in
1995; Property was reclassified to real estate in 1996.
Remaining reduction represents     carrying value
reclassified to real estate held for sale in 1999; property
was sold in November 1999.

2 Real estate sold during year.




       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                                   Life   on
which

Depreciation in
                                                      Latest
Income
                  Accumulated            Date of   Statement
is
Description     Depreciation(B)       Construction      Date
Acquired        Computed
Westland Crossing
Westland,  MI         970,892            1986       December
1986            up to 40 years

Notes:

(A)  Reconciliation of real estate owned at October 31:

                                 1999      1998      1997

   Balance   at   beginning   of   year          $64,098,224
   $82,951,460 $102,185,637
   Additions (deletions) during period:
         Improvements                              1,066,292
   908,072          583,614
         Write-offs     due     to     lease     expirations
   (400,772)       (465,837)
       Real   estate   sold                     (53,966,938)
   (19,360,536)        -                 Reclass   to   real
   estate held
      for  sale                 (11,197,578)               -
   (19,351,954)

        Balance   at   end  of   period            $       -
   $64,098,224 $ 82,951,460

Except for losses on impairment of real estate and the adjustment to Westland Crossing for accumulated depreciation described in note 1, there is no difference between cost for financial reporting purposes and cost for federal income tax purposes.

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  (SCHEDULE III (continued)
                                 1999      1998      1997
(B)Reconciliation of accumulated
    depreciation:
   Balance   at   beginning  of  period       $   14,356,686
   $20,484,407 $25,226,740
           Depreciation       expense                669,855
   1,778,077     3,133,640
    Write-offs due to lease
           expirations                                     -
   (295,616)      (465,837)
      Real   estate   sold                      (13,975,432)
   (7,610,182)       -
     Reclass to real estate held for
       sale                          (1,051,109)           -
   (7,410,136)

       Balance   end  of  period     $      -    $14,356,686
$20,484,407



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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
       Managing General Partner

By:   /s/E.  Davisson  Hardman,  Jr.                   Date:
January 26, 2000
   E. Davisson Hardman, Jr.
   President

By: /s/Charles M. Charrow                              Date:
January 26, 2000
   Charles M. Charrow
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William   B.  Smith                                 Date:
January 26, 2000
William B. Smith
Chairman of the Board of Directors

/s/E.   Davisson  Hardman,  Jr.                        Date:
January 26, 2000
E. Davisson Hardman, Jr.
Director

/s/Ronald   T.  Carman                                 Date:
January 26, 2000
Ronald T. Carman
Director

/s/Lewis  A.  Raibley,  III                            Date:
January 26, 2000
Lewis A. Raibley, III
Director

       DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 Year Ended October 31, 1999

                        Exhibit Index

     Exhibit
       No.

       27                Financial Data Schedule



























































E1