Form 10-Q
period 2000-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2000-03-15
CIK 784161

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
              For the period ended January 31,
2000

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
31, October 31,

2000    1999
                      ASSETS

Cash and cash equivalents                  $1,959,592
$
1,744,447

Real estate held for sale                       -
9,457,148

Investments in joint venture                6,786,621
6,962,579
Other assets                                  991,487
786,466

                                           $9,737,700
$ 18,950,640
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $  285,596
$
343,550

Partners' capital (deficiency):
 General partners
(8,554,387)
(8,561,045)
 Limited partners ($500 per Unit, 534,020 Units
issued) 18,006,491
27,168,135

  Total partners' capital                   9,452,104
18,607,090

                                           $9,737,700
$ 18,950,640



  See accompanying notes to consolidated financial
                     statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP III,

                 L.P. CONSOLIDATED INCOME STATEMENTS

          Three months ended January 31, 2000
and 1999
                                        2000
1999
Revenues:
  Rental                               $  35,231
$1,624,001
  Equity in earnings of joint            145,042
208,102
ventures                                  68,698
29,223
  Interest                          (31,095)
-
  Loss on sale of real estate                626
48,447
  Other

                                         218,502
1,909,773

Expenses:
  Property operating                      17,685
477,588
  Depreciation                              -
374,760
  Amortization                              -
14,948
  General and administrative             165,319
151,043

                                         183,004
1,018,339

Net income                             $  35,498  $
891,434
Net income allocated to:
  Limited partners                     $  28,840  $
802,291
  General partners                         6,658
89,143

                                       $  35,498  $
891,434
Net income per Unit of limited
  partnership interest                 $    0.05  $

1.50







 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

        Three months ended January 31, 2000
                                   Limited
General
                                   Partners
Partners     Total
Partners' capital (deficiency)
 at November 1, 1999               $ 27,168,135
$(8,561,045)
$ 18,607,090

Net income                               28,840
6,658                                    35,498

Distribution                         (9,190,484)
-
(9,190,484)

Partners' capital (deficiency)
 at January 31, 2000               $ 18,006,491
$(8,554,387)                       $  9,452,104









 See accompanying notes to consolidated financial

                    statements.


  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

       CONSOLIDATED STATEMENTS OF CASH FLOWS

   Three months ended January 31, 2000 and 1999

2000       1999
Cash flows from operating activities:
  Net income                                   $
                    35,498    $
891,434
Adjustments to reconcile net income to net
   cash provided by operating activities:
Loss on sale of real estate
31,095
-
     Depreciation and amortization                 -
389,708
Equity in
earnings of joint ventures
(145,042)
(208,102)
     (Increase) decrease in other assets
(205,021)
244,020
     Decrease in liabilities
(57,954)
(7,099)

       Net cash (used in) provided by operating
activities  (3 41,424)
1,309,961

Cash flows from investing activities:
  Proceeds from real estate sold
9,490,293
-
 Additions to real estate and real estate held for
sale
(64,240)                                         (63,094)
        Investments in joint ventures
                  (15,823)
(14,910)
      Distributions from joint ventures
                   336,823
335,662

       Net cash provided by investing
activities 9,747,053                                    257,658

Cash flows from financing activities:
             Cash distributions
                 (9,190,484)
-

Increase in cash and cash equivalents            215,145
1,567,619

Cash and cash equivalents at beginning of
period 1,744,447
1,919,694

Cash and cash equivalents at end of period
$1,959,592$3,487
,313
Supplemental disclosure of non-cash investing
   activities: Reclassification of real estate to
   real estate held for sale:
     Real estate, at cost
       Land                                   $    -
$1,023,904
       Buildings and improvements
-
9,226,747
       Accumulated depreciation                    -
(1,051,108)

Real estate held for sale                     $    -
$9,199,543




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

In   the   opinion  of  management,  the
accompanying
financial  statements,  which have  not
been  audited, include all adjustments
necessary to present fairly the results
for  the  interim  period.  Except  for             the
reclassification of real estate held for
sale and  loss on                                      real  estate (see
Note 2), such adjustments consist
only of normal recurring accruals.

These   financial   statements  should   be
read   in
conjunction  with the annual financial
statements  and notes                                  thereto  included
in the  Partnership's  annual
report  on  Form  10-K filed with  the
Securities  and Exchange  Commission  for
the year  ended  October  31, 1999.                    Operating results
of interim periods may not  be
indicative of the operating results for the entire year.

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

The  closing  of  the sale took place on
November  16, 1999.  At closing: a) the
Partnership received proceeds of
approximately $9.2 million, net of closing
costs and other   deductions  (including
$373,800   of   capital expenditure
commitments) and a $250,000 escrow to secure the Partnership's obligations, if any, pursuant to representations and warranties in the Agreement; and b) New
Plan discontinued a lawsuit which it had commenced against the Partnership in September 1999 to compel the Partnership to sell the property to it.

In  fiscal 1999, the net carrying value of
the property was  reclassified to Real
Estate Held for Sale and  the Partnership
wrote down its carrying value to the amount
expected  to  be received from the sale
(including  the return   of  the  escrow),
resulting  in  a  loss                               of
approximately $802,000. An additional
$31,000 loss  was recorded  in  the  first
quarter of  fiscal  2000.                            In
accordance with the Partnership Agreement the loss was allocated 100% to the Limited
Partners.

DEAN WITTER REALTY INCOME PARTNERSHIP III,
                   L.P.

Notes to Consolidated Financial Statements


3.    Investment in Joint Venture
On  February  8,  1999, an affiliate  of
the  Managing General Partners (the
"Affiliate"), as an accommodation to the
Partnership and the other partners of the
Taxter
Partnership,   purchased  a   leasehold
interest   in
approximately  20% of the space at the
Taxter  property for   $6.75   million,
and  assumed  the  rights                      and
obligations of the Taxter Partnership under
the  lease covering  the  space subject to
the leasehold  interest (the  "Lease").
The leasehold interest was  previously
owned by the tenant subject to the Lease.

As  part of the purchase of the leasehold
interest, the Taxter  Partnership received
an option to purchase  the leasehold
interest and assume the new lease  from
the Affiliate  for a purchase price of
$6.75  million  plus the   costs   of   any
tenant  improvements,   leasing commissions
and capital expenditures incurred  by  the
Affiliate  in  connection with the
leasehold  interest (collectively,   the
"Resale  Price").    The   Taxter
Partnership  also granted the Affiliate  an
option  to require   the   Taxter
Partnership  to  purchase                      the
leasehold  interest and assume the new
lease  for  the Resale  price.  When the
property is sold,  the  Taxter Partnership
will be obligated to purchase the leasehold
interest  and  assume the new lease from
the  Affiliate for the Resale Price.

Summarized   financial  information   of
the   Taxter Partnership is as follows:
                              Quarter ended January
                                                   3
                                                   1
                                                   ,
                                                   2
                                                   0
                                                   0
                                                   0
1999
Revenues
$1,336,759
$1,470,722

Expenses
1,011,552
1,006,067

Net     income                            $     325,207
$  464,655

DEAN WITTER REALTY INCOME PARTNERSHIP III,
                   L.P.

Notes to Consolidated Financial Statements


4. Related Party Transactions

In  fiscal  1999, an affiliate of the
Managing  General Partner  managed the
Westland Crossing property through January
1999 and the Taxter property through
December 1998. The Partnership incurred management fees to the affiliate of approximately $41,000 for the three months ended January 31, 1999. This amount is included in property operating expense.

Another  affiliate  of  the  Managing
General  Partner performs  administrative
functions, processes  investor transactions
and  prepares  tax  information  for  the
Partnership.  For  the three months ended
January  31, 2000  and  1999, the
Partnership incurred approximately $38,000
and $116,000, respectively, for these
services. These    amounts   are   included
in   general                                   and
administrative expenses.

As of January 31, 2000, the affiliates were owed a total of approximately
$38,000 for these services.
DEAN WITTER REALTY INCOME PARTNERSHIP III,
                   L.P.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND
ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Liquidity and Capital Resources
The   Partnership  raised  $267,010,000  in
a   public offering of 534,020 Units which
was terminated in 1987. The  Partnership
has  no  plans  to  raise  additional
capital.
As  the result of property sales,
Partnership cash flow from operations
decreased during the three months ended
January 31, 2000 as compared to 1999.
On November 16, 1999, the Partnership sold
the Westland Crossing  property.   See Note
2  to  the  consolidated financial
statements.  On  December  20,  1999,   the
Partnership distributed $9.2 million
($17.21 per  Unit) of  net proceeds from
the sale of the Westland Crossing property.
The distribution was paid 100%  to  Limited
Partners.
As  of November 17, 1999, the Partnership's
interest in the  Taxter  Corporate  Park
office  property  is  the Partnership's
sole property interest. The  partnership
which owns the property (the "Taxter
Partnership")  has accepted  a  bid  from
an unaffiliated third  party  to purchase
the  property, and the parties are
currently negotiating the terms of a
purchase and sale agreement. However,
there can be no assurance that  the
property will be sold.
An  affiliate  of the Managing General
Partner  owns  a leasehold   interest  in
approximately  20%   of   the property's
space.   See  Note 3  to  the  consolidated
financial  statements.  The Taxter
Partnership  expects to  buy and
immediately sell the leasehold interest at the time the property is sold, using a portion of the proceeds from the sale of the Taxter property.

The  office markets in Westchester County,
New York and the   west  Westchester  sub-
market  in  which   Taxter Corporate  Park
is  located  are  improving  as   both
occupancy  levels  and  rental  rates  are
increasing. During the quarter ended
January 31, 2000, occupancy at the
property increased slightly to 74%.
Subsequently, the  Taxter  Partnership
leased 16% of  the  property's space  to
Nextel Communications Inc. (a new tenant
who will  occupy  approximately 14% of the
space  for  five years)  and  two existing
tenants; these  tenants  will begin  to
occupy  their new spaces during  the
second fiscal  quarter  of 2000.  The
Taxter Partnership  also
extended   its   lease  with  Fuji  Photo
Film   (for approximately 30% of the
property's space) from 2001 to 2003.
During  the  three months ended January 31,
2000,  the Taxter  property  generated
positive  cash  flow  from operations, and
it is anticipated that it will continue to
do so during the period the Partnership
continues to own its interest in it.
During  the  three months ended January 31,
2000,  the Partnership's  distributions
received from  the  Taxter Partnership
exceeded  its  capital  expenditures                and
contributions to the Taxter Partnership.

As of January 31, 2000 the Partnership has commitments to fund approximately
$1,465,000  for  its  share  of tenant
improvements and leasing commissions at the Taxter property. Any unfunded costs at the time the Taxter property is sold may be deducted from the Partnership's share of the sale proceeds.

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

The Partnership believes remaining cash reserves will be sufficient for its needs during the remainder of 2000.

Other assets increased primarily by the
$250,000 escrow relating to the sale of the Westland Crossing property.

Except as described above and in the consolidated financial statements, the
Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended
January 31, 2000 compared to 1999 were
primarily attributable to the following:

Rental  revenues,  other  revenue,
property  operating expenses,
depreciation  and   amortization   expenses
decreased  in  2000 primarily due to the
sales  of  the Laurel  Lakes  property  in
September  1999  and                                the
Westland Crossing property in November
1999.

General and administrative expense
increased because of a  tax  payment of
approximately $40,000; other general and administrative expense decreased due to the reduced level of partnership activities.

The  decrease  in equity in earnings of
joint  ventures during the three-month
period in 2000 is primarily due to lower occupancy at the Taxter property.

Interest  revenue increased due to interest
earned  on the  proceeds  from  the sale of
the Westland  Crossing property before such
proceeds were distributed  to  the Limited
Partners.
The  loss on real estate during the three-
month  period ended   January  31,  2000
was  attributable   to   an additional
capital expenditure at the Westland
Crossing property.
There  were  no other individually
significant factors which caused changes in revenues and expenses.
Inflation
Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

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

                            DEAN WITTER
REALTY INCOME PARTNERSHIP III, L.P.
                         By:  Dean Witter
Realty Income Properties III Inc.
                            Managing
General Partner


Date: March  15, 2000    By:  /s/E.
Davisson Hardman,
Jr.
                            E. Davisson
                            Hardman, Jr.
                            President

Date: March  15, 2000    By:  /s/Charles
M. Charrow
                            Charles Charrow
                            Controller
                            (Principal
Financial and Accounting Officer)

    DEAN WITTER REALTY INCOME PARTNERSHIP

              III, L.P. Quarter Ended July

              31, 1999

                     Exhibit Index





Exhibit No.              Description

   27                    Financial

Data Schedule


























































E1