Form 10-K/A
period 1999-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2000-05-03
CIK 784161

                        UNITED
             STATES SECURITIES AND
             EXCHANGE COMMISSION
                     Washington,
                     D.C.  20549

                         FORM 10-
K/A
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
            For the fiscal year ended October
31, 1999

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

       DOCUMENTS INCORPORATED BY REFERENCE

                         None

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,
AND REPORTS ON
          FORM 8-K
(a) The following documents are filed as part of this Annual Report:
           1.   Financial Statements (see Index of
Financial
          Statements filed as part of Item 8 of this Annual Report).

            2.   Financial Statement Schedules (see
          Index to Financial  Statements filed as part
          of Item  8  of this Annual Report).
           3.   Exhibits
            (3)(a)     Certificate  of  Limited
          Partnership included in the Registration
          Statement Number  331912 is incorporated by
          reference.
            (3)(b)     Amended  and  Restated
          Agreement  of Limited Partnership dated as of
          February 11,  1986 set  forth in Exhibit A to
          the Prospectus  in  the Registration
          Statement   Number    33-1912is
          incorporated herein by reference.

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

     (c)   Partnership  III, L.P., Genesee Crossing
       Limited Partnership, Farmington/9 Mile
       Associates, a Michigan
Limited Partnership, Hampton Crossing Associates,
Rochester Hills Limited Partnership, Dean Witter Realty
Yield Plus, L.P. and New Plan Realty Trust (including
Exhibit J thereto) filed as exhibit to Form 8-K on
December 11, 1995  is
       incorporated herein by reference.
               (c)   First Amendment to Agreement
          of Purchase and  Sale by and between
          Dean Witter Realty Income Partnership
          II,  L.P.,  Midway  Crossing  Limited
          Partnership, Dean Witter Realty Income
          Partnership III,  L.P.,  Genesee
          Crossing Limited Partnership,
          Farmington/9  Mile Associates, a
          Michigan  Limited Partnership,
          Hampton    Crossing    Associates,
          Rochester  Hills Limited Partnership,
          Dean  Witter Realty Yield Plus, L.P.
          and New Plan Realty  Trust (including
          Exhibit J thereto) filed as exhibit  to
          Form  8-K  on  December 11, 1995  is
          incorporated herein by reference.
      (d) Purchase  and  Sale  Agreement between
          Technology Park  Associates, Dean
          Witter/Technology  Park  II Associates,
          L.P.,   and  Sprint   Communications
          Company, L.P. a Delaware Limited
          Partnership filed as exhibit 2 to the
          Registrant's Report on Form 8K  on
          December 31, 1996 is incorporated
          herein  by reference.
 (e)   Purchase and Sale Agreement, dated as of October 1,
          1997, First Amendment to Purchase and Sale
          Agreement dated as of October 15, 1997 and Second Amendment to Purchase and Sale Agreement dated as of October 27, 1997 between Dean Witter
          Realty Income Partnership III, L.P., as Seller and LPC Commercial Services, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 7, 1997 is incorporated herein by reference.

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

     Purchase and sale Agreement, dated as of June 2, 1999, between Laurel-Vincent
          Place Associates L.P.,  as Seller  and
          Urban  Investment  Group,  Inc.,as
          Purchaser,  filed as Exhibit 2 to the
          Registrant's Report  on  Form  8-K  on
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

             (21)     Subsidiaries:  Park Six Associates,
          a Pennsylvania  limited partnership. Laurel
          Vincent
          Place Associates, a Maryland limited
partnership.

   (27)   Financial Data Schedule

(d)       (1)    See paragraph (a) (2) above.

     (2)  Financial  statements of Taxter  Park
          Associates, the   joint
          venture
          which owns Taxter Corporate Park.

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III
Inc.
       Managing General Partner

By:   /s/E.  Davisson  Hardman,  Jr.
Date: April  12, 2000
   E. Davisson Hardman, Jr.
   President

By: /s/Charles M. Charrow
Date: April  12, 2000
   Charles M. Charrow
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William   B.  Smith
Date:
April  12, 2000
William B. Smith
Chairman of the Board of Directors

/s/E.   Davisson  Hardman,  Jr.
Date:
April  12, 2000
E. Davisson Hardman, Jr.
Director

/s/Ronald   T.  Carman
Date:
April  12, 2000
Ronald T. Carman
Director

/s/Lewis  A.  Raibley,  III
Date:
April  12, 2000
Lewis A. Raibley, III
Director

       DEAN WITTER REALTY INCOME PARTNERSHIP
III, L.P.
                   Two World
                  Trade Center
                  New York,
                  New York
                  10048
Securities and Exchange
Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Ladies and Gentlemen:


Attached  is Registrant's Form 10-K/A by which

the financial statements of Taxter Park

Associates are filed as  financial statement

schedules to Registrant's annual report on Form

10K for the year ended October 31, 1999.



                                   Very truly

yours,

Date:   April   12, 2000                   By:
Dean  Witter
Realty Income
                                        Propertie
                                           s, III
                                           Inc.
                                           Managi
                                           ng
                                           Genera
                                           l
     Partner

                                       By:
     /S/Charles   M. Charrow
                                        Charles
                                        M.
                                        Charrow
                                        Controlle
                                        r

Independent
Auditors' Report



To The Partners
of
Taxter Park Associates
We  have  audited the accompanying balance
sheets of  Taxter Park Associates
(the  "Partnership") as of December 31, 1999 and
1998,  and the  related  statements of income,
partners'  capital,  and cash  flows for each of
the three years in the period  ended December
31,  1999.  These  financial  statements  are
the responsibility of  the  Partnership's
management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Taxter Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1999 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
                                       DELOITTE
& TOUCHE LLP



New York, New York
March  20, 2000

             TAXTER PARK ASSOCIATES

                 BALANCE SHEETS

           December 31, 1999 and 1998


                                           1999
1998
                     ASSETS
Cash  and  cash equivalents               $
450,933     $
35,847

Real estate, at cost:
      Land                         1,798,825
1,798,825
    Buildings   and   improvements26,982,320
27,558,482
                                  28,781,145
29,357,307
     Accumulated    depreciation  13,542,977
13,019,324
                                  15,238,168
16,337,983

Deferred   leasing   commissions,   net
238,115
193,292Other          assets         602,936

1,287,425             $16,530,152 $17,854,547

        LIABILITIES AND PARTNERS' CAPITAL

Accounts   payable   and  accrued
liabilities                 $
399,638                                 $
640,028

Partners'      capital            16,130,514
17,214,519

                                  $16,530,152

$17,854,547







       See accompanying notes to financial
                   statements.














                   TAXTER PARK ASSOCIATES

                INCOME STATEMENTS

  Years ended December 31, 1999, 1998 and 1997

                                 1999 1998
2000    1997
Revenues:
    Rental                       $ 5,269,027
                   $5,684,312
$5,568,140
    Interest and other                39,476
                     68,706
114,082

                                5,308,503
5,753,018 5,682,222
Expenses:
    Property operating             3,144,567
                    2,439,845
3,168,784
    Depreciation                   1,238,389
                    1,311,491
1,093,264
    Amortization                     129,637
                     166,557
166,577

                                4,512,593
3,917,893 4,428,625

Net income                    $   795,910
$1,835,125
$1,253,597











 See accompanying notes to financial statements.

TAXTER PARK ASSOCIATES

               STATEMENTS OF PARTNERS' CAPITAL

  Years ended December 31, 1999, 1998, and 1997


Partners'      capital     at      January
1,      1997
$19,254,076

Net
income
1,253,597

Capital
contributions
652,219

Cash
distributions
(2,710,562)


Partners'     capital     at     December
31,      1997
18,449,330

Net
income
1,835,125

Capital
contributions
517,939

Cash
distributions
(3,587,875)


Partners'     capital     at     December
31,      1998 17,214,519

Net
income
795,910

Capital
contributions
311,184

Cash
distributions
(2,191,099)

Partner's     capital     at     December
31,      1999 $16,130,514

 See accompanying notes to financial statements.







                   TAXTER PARK ASSOCIATES

                  STATEMENTS OF CASH FLOWS

        Years ended December 31, 1999, 1998, and

                                           1997

1999         1998
1997
Cash flows from operating activities:
  Net  income                        $   795,910
$  1,835,125
$1,253,597
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                      1,238,389
1,311,491
1,093,264
    Amortization                        129,637
166,557
166,577
Decrease  (increase) other assets       684,489
(91,865) 212,801
   (Decrease) increase accounts payable
       and  accrued liabilities         (240,390)
358,936 7,852

      Net cash provided by operating
        activities                    2,608,035
3,580,244 2,734,091

Cash flows from investing activities:
 Additions to real estate             (313,034)
                    (517,938)
(652,218)

Cash flows from financing activities:
  Capital contributions                 311,184
                     517,939
652,219
 Cash distributions                 (2,191,099)
                   (3,587,875)
(2,710,562)

       Net  cash  used in financing activities
(1,879,915) (3,069,936) (2,058,343)
Increase   (decrease)   in   cash   and   cash
equivalents 415,086      (7,630)     23,530
Cash   and   cash   equivalents   at   beginning
of   year
35,847      43,477      19,947

Cash  and  cash equivalents at end of year

$    450,933 $  35,847 $    43,477







 See accompanying notes to financial statements.




                   TAXTER PARK ASSOCIATES
          NOTES TO FINANCIAL STATEMENTS
1.   Organization

Taxter  Park  Associates the ("Partnership") was
formed  in 1986  under  the laws of the State of
New York,  to  acquire interests  in  the
Taxter  Corporate  Park  in  Westchester County,
New  York.  The buildings consist  of  344,741
net rentable square feet. The property is not encumbered by debt.

The general partners of the Partnership are Dean Witter Realty Income Partnership II,
L.P.  (14.8%),  Dean  Witter Realty  Income
Partnership III, L.P. (44.6%) and Dean Witter
Realty Income Partnership IV, L.P. (40.6%).

The Partnership Agreement provides that all cash flow, profits, losses and credits of the Partnership shall be allocated in proportion to the Partners' original capital contributions.

The joint venture expects to sell the property in 2000.

2.  Summary of Significant Accounting Policies

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

The  carrying  value  of real estate includes
the  purchase price  paid  by  the  Partnership
and acquisition  fees  and expenses.   Costs  of
improvements to  the  properties  are
capitalized,  and  repairs  are expensed.
Depreciation is recorded on the straight-line method.
At  least annually, and more often if
circumstances dictate, the  Partnership
evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because  the  determination of  fair  value  is
based  upon projections  of  future  economic
events  such  as  property occupancy rates,
rental rates, operating cost inflation  and
market capitalization rates which are inherently
subjective, the  amounts ultimately realized at
disposition  may  differ materially  from the
net carrying value as of  December  31, 1999.
The cash flows used to evaluate the
recoverability  of the  assets  and to determine
fair value are based  on  good faith  estimates
and assumptions developed by  the  Managing
General Partner.  Unanticipated events and
circumstances may occur  and  some assumptions
may not materialize;  therefore actual results
may vary from the estimates and the variances
may  be  material.   The Partnership may provide
additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

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

No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.

The  accounting  policies used for  tax
reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases;
(c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $20 million higher than the amount reported for financial statement purposes.

3.  Lease Commitments

Minimum  future rental income under
noncancellable operating leases as of December
31, 1999 is as follows:

          Year ending December 31:
               2000                  4,427,923
               2001                  2,876,074
               2002                  1,983,000
               2003                    401,676
               2004                    540,852
               Thereafter            1,086,577

         Total               $11,316,102

The Partnership has determined that all leases relating to the property are operating leases.
The terms range from two to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

4.  Related Party Transactions

An affiliate of the partners co-managed the
buildings at the property until December 31,
1998.  The Partnership paid  the affiliate
management  fees  of approximately  $175,700
and $179,000 in 1998 and 1997, respectively, for such services.