Form 10-Q
period 2000-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2000-09-13
CIK 784161

                          UNITED
               STATES SECURITIES AND
               EXCHANGE
                     COMMISSION
                     Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF
               THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended
July 31, 2000

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

     2 World Trade Center, New York, NY
10048
  (Address of principal executive
offices)
(Zip Code)
Registrant's telephone number, including area code: (212) 392-2974

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

       CONSOLIDATED BALANCE SHEETS
                                           July 31, October 31,
                                              2000 1999
                  ASSETS

Cash and cash equivalents                  $ 1,692,111
$  1,744,447

Real estate held for sale                       -
9,457,148

Investment in joint venture                    104,222
6,962,579

Other assets                                    99,286
786,466

                                           $ 1,895,619 $
18,950,640
           LIABILITES AND PARTNERS'
CAPITAL
Accounts payable and accrued liabilities
$    279,581
$    343,550

Distribution payable to General Partners        74,270
-
                                               353,851 343,550

Partners' capital (deficiency):
             General partners
                (8,596,748)
(8,561,045)
 Limited partners ($500 per Unit, 534,020
               Units issued)
10,138,516
27,168,135


1,541,768 18,607,090


$
1,895,619
$ 18,950,640



   See accompanying notes to consolidated
                      financial statements.

DEAN WITTER REALTY INCOME PARTNERSHIP III,
L.P.

     CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and nine months ended July 31, 2000
and
                     1999


   Three months ended Nine
months ended

July
31,
July
31,

2000
1999
2000
1999
Revenues:
       Rental                     $     - $
$          $
       Equity in earnings of    1,388,733   35,231
4,363,331
joint venture   7,663,104
       Interest                 150,148
8,045,430
595,116
       Losses on real estate    119,698
  Other                      - 49,799  224,132
118,043
                           -
(4,900,000
                      4,350
(49,164)   )
                                     (20,803)
                                     4,976       29,361
                           7,787,152 1,567,877
8,260,605  205,851

Expenses:
       Property operating
       Depreciation             8,172     440,803
35,144
1,543,032
       Amortization                     -        -
-
       General and                      -        -
-
669,855
administrative
                                45,056    52,894
272,439
30,229


261,573


                                53,228    493,697
307,583
2,504,689

Net income (loss)                         $
$7,953,02
$(2,298,83
                                $7,733,92 1,074,180   2
8)
                           4

Net income (loss)
allocated to:                           $ $7,914,45
$(2,558,95
       Limited partners         $7,722,18 966,762     5
4)
       General partners         3
                                11,741    107,418
38,567
260,116

                                          $
$7,953,02
$(2,298,83
                                $7,733,92 1,074,180   2
8)
                           4

Net income (loss) per
Unit of limited              $          $ $           $
partnership interest            14.46     1.81
14.82  (4.79)






        See accompanying notes to consolidated
                           financial
                           statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III,
                     L.P.

  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

        Nine months ended July 31, 2000
                                   Limited
                                   General
                                   Partners
                                   Partners
Total
Partners' capital (deficiency)
       at November 1, 1999
$27,168,135
               $(8,561,045)   $
18,607,090

Net income                           7,914,455
38,567
7,953,022

Cash distributions
(24,944,074)
(74,270)
(25,018,344)

Partners' capital (deficiency)
       at July 31, 2000
$10,138,516
               $(8,596,748)   $
1,541,768







   See accompanying notes to consolidated
                      financial statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III,
                     L.P.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

   Nine months ended July 31, 2000 and 1999
[CAPTION]

2000
1999
[S]
[C]
    [C]
Cash flows from operating activities:
Net income (loss)                 $  7,953,022
                       $
(2,298,838)
 Adjustments to reconcile net income (loss) to
net
     cash provided by operating
             activities:
Losses on real estate          49,164
4,900,000
     Depreciation and amortization
-    700,084
 Equity in earnings of joint venture
(8,045,430)
(595,116)
Decrease
in other assets               687,180
     563,360 (Decrease) increase in
     accounts payable and
          accrued liabilities
(63,969)
170,394

      Net cash provided by operating
activities 579,967     3,439,884
Cash flows from investing activities:
 Proceeds from real estate sold
9,472,224
-
 Additions to real estate held for
sale
(64,240)
(957,374)
 Investments in joint venture
(574,310)
(114,029)
 Distributions from joint venture
15,478,097
821,232

 Net cash  provided by (used in)
                investing activities
24,311,771
(250,171)

Cash flows from financing activities:
 Cash distributions
(25,018,344)            -
 Increase in distribution payable to
General Partners 74,270
-

  Net cash used in financing
activities (24,944,074)
-

(Decrease) increase in cash and cash
equivalents (52,336)
3,189,713

Cash and cash equivalents at
beginning of
period 1,744,447
1,919,694

Cash and cash equivalents at end of
period
$   1,692,111
$
5,109,407

Supplemental disclosure of non-cash
investing activities:
  Reclassification of real estate to
real
         estate held
for sale:
    Real estate, at cost
            Land
         $     -   $
8,823,904
 Buildings and improvements
-
56,200,765
 Accumulated depreciation
    -
    (15,026,541)

Estimated
costs of
disposition
    -

(4,900,000)

Deferred
leasing
commissions,
net 401,114
Other assets                       -
446,744

Real estate held for sale
$      -
$45,945,986
See accompanying notes to
                   consolidated
                   financial
                   statements.
[/TABLE]

DEAN WITTER REALTY INCOME
PARTNERSHIP III,
               L.P.

Notes to Consolidated Financial
Statements

1. The Partnership

Dean  Witter Realty Income
Partnership III, L.P.  (the
"Partnership") is a limited
partnership organized under the
laws  of  the  State
of Delaware  in  1985.
The Partnership's fiscal year ends
on October 31. As   of  November
16,  1999,  the Partnership's  last
remaining property investment was
its 44.6% interest in the
partnership  ("TPA") which owned
Taxter  Corporate Park.
As  discussed in Note 3, TPA  sold
the
Taxter
property on May 23, 2000, and this
sale has effectuated the
dissolution of the Partnership.
Accordingly,  the Partnership
is  in  the  process  of
winding  up  its affairs, and
it plans to distribute the
balance of  the Partnership's
cash reserves and terminate  by
December 31,  2000. However,
there can be no assurance that
the Partnership can be
terminated by such date.

The  financial  statements
include, on  a consolidated
basis,  the  accounts of the
Partnership  and  the  two
partnerships which owned the
Glenhardie IV (sold  1998) and
Laurel Lakes (sold September
1999) properties. The
Partnership's  interests
in TPA  and  the  partnership
which  owned interests in
Chesterbrook Corporate Center
(sold  in  1998)  were
accounted for using the  equity
method.

The Partnership's records are
maintained on the accrual basis
of  accounting for financial
reporting  and  tax reporting
purposes.

Net  income  (loss)  per  Unit
of  limited partnership
interest amounts are calculated
by dividing net  income (loss)
allocated to Limited Partners,
in  accordance with the
Partnership Agreement, by the
weighted average number of
Units outstanding.

In   the   opinion  of
management,  the
accompanying
financial  statements,  which
have  not been  audited,
include all adjustments
necessary to present fairly the
results
for  the  interim  period.
Except  for  the
reclassification of real estate
held for sale in  1999, the
losses  on real estate in 2000
and 1999,  and  the gain
 on  sale of the Taxter property
included  in  the
equity  in  earnings  of joint
venture  in 2000,  such
adjustments consist only of
normal recurring accruals.

    DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.

Notes to Consolidated Financial
Statements

These   financial   statements
should   be
read   in
conjunction  with the annual
financial statements  and notes
thereto  included
in the  Partnership's  annual
report  on Form  10-K filed
with  the  Securities  and
Exchange  Commission  for the
year  ended October  31, 1999.
Operating results of interim
periods may not  be indicative
of the operating results  for
the  entire year.

2. Real Estate
Pursuant to a Purchase and Sale
Agreement dated  as  of
February  16,  1999, the
Partnership  entered  into  an
agreement, as  amended, to sell
the Westland  Crossing
property, for a negotiated sale
price of $10.2 million, to  New
Plan Excel Realty Trust, Inc.,
an unaffiliated party.  As
permitted by the contract, New
Plan assigned its  purchase
rights  to  its affiliate,
Landamerica Exchange Company.
The  closing  of  the sale took
place on November  16, 1999.
At closing: a) the Partnership
received proceeds of
approximately $9.2 million, net
of closing costs and other
deductions  (including $373,800
of   capital expenditure
commitments) and $250,000,
which was placed in  escrow to
secure the Partnership's
obligations,  if any, pursuant
to representations and
warranties in  the Agreement;
and b) New Plan discontinued a
lawsuit which it  had
commenced against the
Partnership in September 1999
to compel the Partnership to
sell the property  to it.  The
Partnership received the escrow
deposit,  plus interest, in May
2000.
On  December  21, 1999, the
Partnership paid,  100%  to
Limited  Partners,  a cash
distribution  of  $9,190,484
($17.21  per Unit)  from the
net  proceeds  from  the
Westland Crossing sale.
In  the  second quarter of
fiscal 1999, the Partnership
wrote  down  the net carrying
value of the property  to the
amount expected  to  be
received  from  the  sale
(including  the return of the
escrow), resulting  in  a loss
of  approximately $802,000; an
additional $49,000
loss  was  recognized in fiscal
2000. The losses  were
allocated 100% to the Limited
Partners.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated Financial
Statements

In  April  2000, the
Partnership received its
$500,000 escrow  deposit, plus
interest, from the 1999  sale
of the Laurel Lakes property.
This deposit was included in
other assets at October 31,
1999.

On  June 29, 2000 the
Partnership paid, 100% to
Limited Partners,  a  cash
distribution  (see  Note  4)
which included  approximately
$812,000 ($1.52 per Unit)  from
the  receipt  of  the escrow
deposits relating  to  the
sales  of  the Westland
Crossing,  Laurel  Lake   and
Chesterbrook (approximately
$62,000 received  in  1999)
properties.

3.   Investment in Joint
Venture
Pursuant to a Purchase and Sale
Agreement dated  as  of April
4,  2000, as amended, on May
23, 2000, TPA  sold the  land
and buildings  which  comprise
the  Taxter property     to   a
subsidiary  of   Mack-
Cali   Realty
Corporation  (the "Purchaser"),
an unaffiliated  party, for  a
negotiated sale price of
$42.725  million.In connection
with  the  sale,  TPA  acquired
from an
affiliate   and  conveyed  to
the Purchaser   certain
interests  in the Taxter
property, including  interests
that  the  affiliate had
acquired from KLM Royal  Dutch
Airlines, for $6.75 million, in
February 1999.  Of  the $42.725
million, TPA remitted $6.75
million of the sale proceeds to
the  affiliate  in  connection
with the transaction.
TPA  is  also owned 40.6% by
Dean Witter Realty  Income
Partnership IV, L.P., an
affiliated public partnership,
and  14.8%
by Dean Witter Realty Income
Partnership II, L.P., an
affiliated public partnership.
The  purchase  price was paid
in cash at closing.   At
closing,  the Partnership
received approximately  $14.8
million representing  its
44.6%  share  of  the cash
received  by  TPA,  net of its
share of  TPA's  closing costs,
the  amount  of the  obligation
owed  to  the affiliate and
other deductions.
On  June  29,  2000,  the
Partnership
paid,  100%   to Limited
Partners,  a cash distribution
(see  Note  4) which
included  Taxter sale proceeds
of approximately $14.3  million
($26.73  per Unit).   The
Partnership retained  a portion
of the sale proceeds to  cover
any contingencies   that   may
arise  pursuant to  the
sale and, if

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated Financial
Statements

required,  pay administrative
expenses and liabilities that
may arise while the Partnership
winds up           its
affairs.    Any sale proceeds
remaining, subsequent  to the
payment  of any contingencies,
will be distributed to Limited
Partners only.

The  Partnership's share of
TPA's gain on sale  of  the
Taxter  property was
approximately $7.6  million;
such gain was allocated 100% to
Limited Partners.

Summarized balance sheets of
TPA are as follows:

                               July  31,
October 31,
                                2000
1999 Land    and    buildings,    net
$     -
$15,680,607
Other                           479,004
1,670,760

Total       assets         $   479,004
$17,351,367

Liabilities                      $
245,319                           $
214,272
Partners'      Capital          233,685
17,137,095

Total    liabilities   and   capital
$   479,004
$17,351,367

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

Notes to Consolidated Financial
Statements


Summarized income statements of
TPA are as follows:
                    Three
months
Nine months
                  ended July
31,
ended July 31,
                    2000
1999
2000 1999
Operating   Income          $
395,751
$1,706,457 $    3,065,210
$4,705,145

Gain on sale of
  real estate   15,551,472
-
15,551,472       -

                $15,947,223
     $1,706,457 $18,616,682
     $4,705,145

Expenses
291,300
1,369,802
2,103,527   3,371,399

Net    income
$15,655,923     $
336,655
$16,513,155  $1,333,746

On  March 31, 2000, TPA
reclassified its investment  in
the             Taxter
property  as
real estate  held  for  sale.
Accordingly, since April 1,
2000, TPA has not  recorded
depreciation  expense  on  the
building and   related
improvements.

4. Cash Reserves Distribution

On  June 29, 2000, the
Partnership also distributed,
to Limited  Partners only, cash
reserves of  approximately
$1.25 per Unit.  The cash
reserves distribution totaled
$742,697  with  $668,427
distributed  to  the  Limited
Partners  and $74,270 payable
to the General  Partners. The
General Partners deferred
receipt of their share of the
distribution to ensure
that the Partnership  would
have
cash  on hand to cover all
liabilities
that  may
arise while the Partnership
winds up its affairs.   The
amounts deferred were charged
against partner's capital and
recorded as distributions
payable.

On  June 29, 2000, the
Partnership's
distributions,  to Limited
Partners only, of its share of
the Taxter  sale proceeds (see
Note 3),  the  remaining
proceeds from the sales of the
Chesterbrook,
DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.
Laurel Lakes and Westland
Crossing properties (see Note
2)  and  Partnership cash
reserves totaled  $15,753,590
($29.50 per Unit).
5. Related Party Transactions
In  fiscal  1999, an affiliate
of the Managing  General
Partner  managed  the Westland
Crossing  and   Taxter (through
December 31, 1998) properties.
The Partnership incurred
management   fees to   the
affiliate of
approximately $36,000 for these
months. This amount  is
included in property operating
expenses.

Another  affiliate  of  the
Managing General  Partner
performs  administrative
functions, processes  investor
transactions and  prepares  tax
information  for  the
Partnership. For the nine
months
ended  July 31, 2000 and 1999,
the Partnership incurred
approximately $113,000 and
$133,000, respectively,  for
these services.  These amounts
are included in general and
administrative expenses.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

ITEM 2.   MANAGEMENT'S
DISCUSSION  AND
ANALYSIS  OF
          FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
On November 16, 1999, the
Partnership sold the Westland
Crossing  property.   See Note
2  to  the  consolidated
financial statements.
As  of November 16, 1999, the
Partnership's interest in the
Taxter  Corporate  Park office
property  was  the
Partnership's sole property
interest.  As discussed  in
Note  3  to the consolidated
financial statements,  the
partnership  ("TPA")
which owned the  Taxter
property sold  the property on
May 23, 2000.  The property
was approximately 90% leased at
the time of the sale. The
favorable  leasing status and
an improved real  estate market
in Westchester, New York, the
location  of  the Taxter
property, enabled TPA to obtain
an attractive price for the
property.

The Partnership Agreement
provides that the Partnership
shall terminate upon the sale
of the Partnership's last
investment, and that
dissolution shall be effective
on the
day on which the event arises
giving rise to  the
dissolution. Accordingly, the
Partnership  dissolved pursuant
to  the terms of its
Partnership  Agreement,
effective  May 23, 2000, the
date on which the  Taxter
property     was  sold.   By
December  31,   2000, the
Partnership  plans  to wind up
its affairs, distribute its
remaining cash reserves and
terminate its existence by
filing a certificate of
cancellation in the  office of
the Delaware Secretary of
State.  There can  be  no
assurance  that  the
Partnership  will  terminate by
December 31, 2000.

As  discussed  in Notes 2, 3
and 4 to the Consolidated
Financial Statements, during
the nine months ended July 31,
2000, the Partnership paid
distributions  of  sale
proceeds and Partnership cash
reserves, totaling $46.71 per
Unit,  to  Limited Partners
only.  To  cover  any
contingencies  that  may arise
while  the Partnership winds
up  its  affairs,  the
Partnership  retained  a
portion  of its share of the
Taxter sale proceeds,  and the
General Partners deferred
receipt of their share of the
distribution of Partnership
cash reserves.

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

As  of  the  date of closing of
the sale of the  Taxter
property,  the  Partnership
had  commitments  to  fund
approximately $824,000  for
its  share   of   tenant
improvements   and   leasing
commissions at  the
property.    This   amount  was
deducted
from the
Partnership's share of the sale
proceeds it received at
closing.

During  the periods the
Partnership owned its interests
in  the  Westland  Crossing and
Taxter properties,  the
properties generated   positive
cash   flow    from
operations.   However,
Partnership  cash flow   from
operations decreased during the
nine months ended  July 31,
2000 as compared to 1999 due to
the sales  of  the Westland
Crossing  and Laurel Lakes
(September  1999) shopping
centers.

During  the  nine  months
ended  July  31, 2000,  the
Partnership's distributions of
cash reserves to Limited
Partners, contributions to TPA
(to fund its  share
of tenant  improvements  and
leasing commissions  at  the
Taxter  property)  and capital
expenditures  at the
Westland  Crossing property
exceeded the Partnership's
distributions   received
from   TPA   (excluding the
distribution  of  sale
proceeds) and cash provided  by
Partnership   operations. The
Partnership's   cash shortfall
was funded with cash reserves.
Except  as  described  above
and  in  the consolidated
financial  statements, the
Managing General Partner  is
not  aware  of any  trends or
events,  commitments  or
uncertainties that may impact
liquidity in a  material way.

Operations

Fluctuations in the
Partnership's operating results
for the  three-and nine-month
periods ended July  31,  2000
compared  to 1999 were
primarily attributable  to  the
following:

DEAN WITTER REALTY INCOME
                   PARTNERSHIP
                   III, L.P.

The increases in equity in
earnings of joint venture in
2000  are  primarily due to the
Partnership's share  of the
gain on sale of the Taxter
property (approximately $7.6
million).
The  loss  on  real  estate in
2000 resulted  from  the
November  1999  sale of the
Westland Crossing  shopping
center.
The  losses on real estate in
1999 resulted
from the sale agreements for
the Westland Crossing  and
Laurel Lakes shopping center.

Rental   revenues   and
property
operating   expenses
decreased  in  2000, and
depreciation and amortization
expenses  were eliminated in
2000 due to the  sales  of the
Westland Crossing and Laurel
Lakes properties.

Interest  revenue  increased in
2000 primarily  due  to
interest   earned  on the
proceeds  from   sales of
properties before such
proceeds were distributed to
the Limited Partners.

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

          (b)     Reports on
Form 8-K

                   i)   Reports
                   on Form 8-K
                   dated  May
                   23,  2000
                   disclosing
                   TPA's  sale
                   of Taxter
                   Corporate
                   Park.

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


DEAN WITTER REALTY INCOME
PARTNERSHIP III, L.P.
                         By:
Dean Witter Realty Income
Properties III Inc.

Managing General Partner


Date: September 13, 2000 By:
/s/E. Davisson Hardman, Jr.
                            E.
                            Dav
                            iss
                            on
                            Har
                            dma
                            n,
                            Jr.
                            Pre
                            sid
                            ent

Date: September 13, 2000 By:
                            /s/
                            Ray
                            mon
                            d
                            E.
                            Koc
                            h
                            Ray
                            mon
                            d
                            E.
                            Koc
                            h
                            (Pr



                            inc



                            ipa



                            l



                            Fin



                            anc



                            ial



                            and



                            Acc



                            oun



                            tin



                            g



                            Off



                            ice



                            r)



































































      DEAN WITTER REALTY INCOME

              PARTNERSHIP III,

L.P.

              Quarter Ended

                     July 31,

                     2000

                     Exhibit

                     Index

Exhibit No.

Description

   27                    Financial

D


a


t


a


S


c


h


e


d


u


l


e