Form 10-K
period 2000-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-01-26
CIK 784161

UNITED
             STATES SECURITIES AND
             EXCHANGE COMMISSION
                     Washington,
                     D.C.  20549

                          FORM 10-K
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
            For the fiscal year ended October
31, 2000

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

The  Managing  General Partner of the
Partnership  is  Dean Witter  Realty  Income
Properties III  Inc.  (the  "Managing General
Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc.
("Realty"). The Associate General Partner is
Dean Witter Realty Income Associates III, L.P.
(the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The
Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in Note 7 to the consolidated financial statements included in Item 8 and in
Item 13.

The Partnership issued 534,020 units of limited partnership interest (the "Units") with gross proceeds from the offering of $267,010,000.
The offering has been terminated and no additional Units will be sold.

The  proceeds  from the offering were used  to
make  equity investments  in  six  office
properties  and  five   retail properties all of
which were acquired without mortgage debt. As of May 23, 2000, the Partnership had sold all of its property investments.

The  Partnership  Agreement provides  that  the
Partnership shall  terminate  upon  the sale of
the  Partnership's  last property investment,
and that dissolution shall be effective on  the
day  on which the event arises giving rise  to
the dissolution.    Accordingly,   the
Partnership   dissolved pursuant   to  the
terms  of  its  Partnership   Agreement,
effective May 23, 2000, the date on which Taxter Corporate Park, the last property investment, was sold. As soon as possible in fiscal year 2001, the Partnership plans to wind up its affairs, distribute the previously undistributed property sale proceeds and cash reserves, and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

The  Partnership  considered its  business  to
include  one industry  segment,  investment in
real property.   Financial information
regarding   the   Partnership   is   in                  the
Partnership's consolidated financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
The Partnership's principal offices are located at Two World Trade Center, New York, New York
10048.  The Partnership has no other offices.
As of October 31, 2000, the Partnership did not own any property investments.
In November 1999, the Partnership sold the
Westland Crossing Shopping Center, which is located in Westland, Michigan. In May 2000, the partnership which owned the Taxter Corporate
Park sold the property, which is located in Westchester, New York.
An affiliate of the Partnership was the property manager for Taxter Corporate Park until December 31, 1998, and was the property manager for Westland Crossing until it was sold.
Further information relating to the
Partnership's properties is  included  in  Item
7  and footnotes  4  and  5  to  the
consolidated financial statements in Item 8.
ITEM 3.  LEGAL PROCEEDINGS
None.


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

As  of  December  31,  2000, there were  33,226
holders  of limited partnership interests.

The  Partnership is a limited partnership and,
accordingly, does   not   pay   dividends.   It
does,   however,   make distributions  of  cash
to its partners.   Pursuant  to  the partnership
agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

Sale  proceeds will be distributed, to the
extent available, first,  to  each  Limited
Partner, until there  has  been  a return  of
the Limited Partner's capital contribution  plus
cumulative  distributions  of distributable
cash  and  sale proceeds  in an amount
sufficient to provide a 9% cumulative annual
return  on  the Limited Partner's  adjusted
capital contribution.  Thereafter, any remaining
sale proceeds  will be  distributed 85% to the
Limited Partners and 15%  to  the General
Partners after the Managing General Partner
receives
a brokerage fee, if earned, of up to 3% of the
selling price of any equity investment.
As  discussed in Item I, the Partnership plans
to  make  its final distribution of previously
undistributed sale proceeds and cash reserves in
fiscal year 2001.
During the year ended October 31, 2000, the
Partnership paid cash  distributions aggregating
$46.71 per  Unit  (including (a) approximately
$17.53 per Unit from the net proceeds from the
sale of the Westland Crossing property, (b)
$26.73  per Unit  from the Partnership's share
of the net proceeds  from the  sale  of  the
Taxter Corporate Park property,  and  (c) $1.05
per Unit from previously undistributed proceeds
from the  sales of the Chesterbrook and Laurel
Lakes properties). Total   distributions  were
$25,027,093,  with  $24,944,074 distributed to
Limited Partners and $83,019 payable to the General Partners. The General Partners deferred receipt of their share of the cash reserve distributions to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

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

ITEM 6.  SELECTED FINANCIAL DATA

The  following  sets  forth a summary of
selected  financial data for the Partnership:
                            For the years ended
October 31,
             20001    19992     19983     19974
19965
Total  revenues       $8,230,846          $
1,854,601$41,694 ,717       $ 14,751,226       $
16,198,761

Net income
   (loss)    $7,750,729         $(2,255,285)$36,838,054      $
                           6,739,122 $
(4,954,508)
Net income
 (loss) per
 Unit of
 limited
 partnership
 interest  $  14.47 $  (4.80) $  68.22  $  11.53 $  (8.35)

Cash distribu-
 tions paid
 per Unit of
 limited
 partnership
  interest 6, 7    $ 46.71  $  73.79  $  147.42 $
                    49.95    $
87.98

Total assets at
          October  31         $1,655,431
                $18,950,640$61,013
,479       $103,790,868       $124,778,502
1    Revenues and net income include the
Partnership's share
  of  the gain from the sale of the Taxter
  property and  the loss from the sale of the
  Westland Crossing property.



2    Revenues and net loss include the loss from
the sale of
  the Laurel Lakes property and the net loss also
                   includes the
  impairment write-down of the Westland Crossing
                     property.

3      Revenues  and net income include the gains
from  the
  sales  of  the  Holcomb Woods and Glenhardie
  III and IV properties, and the Partnership's share of the gain from the sale of the Chesterbrook property.

4        Revenues  and  net income include the
Partnership's
 share of the gain from the sale of the Tech Park
                     property.

5    Revenues and net loss include the effect of
the sale of
  the  Delta Center, Fashion Corners and Hall Road
  Crossing shopping  centers.   Net  loss  also
  includes  losses  on impairment of the
  Glenhardie and Holcomb Woods properties of $4.7 million and $7.7 million, respectively.

6     Distributions paid to limited partners
include returns
  of  capital per Unit of limited partnership
  interest of $37.04,  $73.79, $82.26, $49.95 and
  $87.98, for the  years ended   October  31,
  2000,  1999,1998,  1997   and   1996
  respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

7     Includes distributions of proceeds from
sales of  real
  estate as follows: 2000-$45.31; 1999-$67.13;
  1998-$140.15; 1997-$31.55; and 1996-$66.40.

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

The Partnership purchased, directly or through a partnership interest, six office properties and five retail properties. No additional investments are planned.

In  fiscal  year 2000, the Partnership's last
two  property investments,  Westland Crossing
and Taxter  Corporate  Park, were   sold   on
November  16,  1999  and  May  23,   2000,
respectively   (see  Notes  4  and  5  to  the
consolidated financial statements).

The  Partnership  Agreement provides  that  the
Partnership shall  terminate  upon  the sale of
the  Partnership's  last property investment,
and that dissolution shall be effective on  the
day  on which the event arises giving rise  to
the dissolution.    Accordingly,   the
Partnership   dissolved pursuant   to  the
terms  of  its  Partnership   Agreement,
effective May 23, 2000, the date on which the Taxter property was sold. As soon as possible in fiscal year 2001, the Partnership plans to wind up its affairs, distribute previously undistributed sale proceeds and cash reserves, and terminate its existence by filing a certificate of cancellation in the office of the Delaware
Secretary  of State.

As  discussed in Item 5, during the year ended
October  31, 2000,  the  Partnership paid
distributions of sale  proceeds and Partnership
cash reserves, totaling $46.71 per Unit,  to
Limited Partners only.  To cover any
contingencies that  may arise  while  the
Partnership winds  up  its  affairs,  the
Partnership  retained a portion of its share of
the  Taxter sale proceeds, and the General
Partners deferred receipt  of their   share  of
the  distribution  of  Partnership   cash
reserves.

Because  of  the sales of the Taxter, Westland
Crossing and Laurel Lakes (September 1999) properties, Partnership cash flow from operations decreased in fiscal year 2000 as compared to 1999.

In fiscal year 2000, the Partnership's
distributions of cash reserves  to  Limited
Partners, contributions  to  fund  its share of
tenant improvements and leasing commissions at
the Taxter   property,  capital  expenditures
at the Westland Crossing property and cash used in operating activities exceeded the Partnership's distributions received from the
Taxter  joint  venture (excluding the
distribution  of  sale proceeds).  The
Partnership's cash shortfall was funded with cash reserves.

Other assets were eliminated in 2000 as a result
of the sale of the Westland Crossing property
and because of the receipt of  a  $500,000
escrow deposit relating to the sale of the Laurel Lakes property (see Note 4 to the consolidated financial statements).

Except  as described above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 2000 compared to 1999 and for the year ended
October 31, 1999 compared to 1998 were primarily attributable to the following:

The increase in equity in earnings of joint venture in 2000 compared to 1999 is primarily due to the Partnership's share of the gain on sale of the Taxter property
(approximately $7.7 million).

Equity in earnings of joint ventures was higher
in 1998 than in  1999  primarily because the
Chesterbrook Corporate  Park property        was
sold  at  a  gain  in  April   1998.    The
Partnership's share of such gain was $17.0 million.

The loss on sale of real estate in 2000 resulted from the November 1999 sale of the Westland Crossing shopping center. The loss on sale of real estate in 1999 resulted from the September 1999 sale of the Laurel Lakes shopping center. The gains on sale of real estate in 1998 resulted from the sales of the Holcomb Woods (approximately $6.2 million in
November  1997) and Glenhardie ($9.5 million in
April  1998) properties.

Rental revenues and property operating expenses decreased in 2000, and amortization expenses were eliminated in 2000 due to the sales of the Westland Crossing and Laurel Lakes properties.

Rental revenues and amortization expenses decreased in 1999 compared to 1998 primarily due to the above-mentioned sale of properties in 1999 and 1998. Property operating expenses increased in 1999 compared to 1998 primarily because a $300,000 increase in bad debt expense at the Laurel Lakes property in 1999 was greater than the decrease in expenses caused by the sale of properties in 1999 and 1998.

Other income was higher in 1998 than in 1999 primarily because the Partnership received lease termination fees at the Glenhardie and Laurel Lakes properties in 1998.

Depreciation expenses were eliminated in 2000, and decreased in 1999, because the Partnership ceased recording such expenses on properties sold when they were classified to real estate held for sale.

The 1999 loss on impairment of real estate was caused by the writedown of the Westland
Crossing property (and related assets) to its expected sale price, net of closing costs and other deductions.

General  and  administrative  expenses
decreased  in   1999 compared  to  1998
primarily due to the decreased  level  of
Partnership   activities  resulting  from   the
sales   of properties.

There were no other individually significant factors which caused changes in revenues and expenses.

Inflation

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT
            MARKET RISK

       Not applicable.

    ITEM 8.  FINANCIAL STATEMENTS AND

       SUPPLEMENTARY DATA DEAN WITTER REALTY

       INCOME PARTNERSHIP III, L.P.

                            INDEX

(a)  Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at October 31,
2000 and 1999 Consolidated Statements of
Operations for the years ended
 October 31, 2000, 1999 and 1998
Consolidated Statements of Partners' Capital for the
 years ended October 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended
 October 31, 2000, 1999, and 1998
Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules

III. Real Estate and Accumulated Depreciation





All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership III, L.P.:

We have audited the accompanying consolidated
balance sheets of  Dean  Witter  Realty Income
Partnership  III,  L.P.  and consolidated
partnerships (the "Partnership") as of  October
31, 2000 and 1999 and the related consolidated
statements of operations, partners' capital and
cash flows for each of the three  years  in  the
period ended October  31,   2000.                 Our
audits also included the financial statement
schedule listed in  the  Index  at Item 8.
These financial  statements  and financial
statement schedule are the responsibility  of
the Partnership's management.  Our
responsibility is to  express an                         opinion  on  the
financial  statements  and  financial
statement schedule based on our audits.

We   conducted  our  audits  in  accordance
with   auditing
standards  generally  accepted  in  the  United
States   of America.   Those standards require
that we plan and  perform the  audit to obtain
reasonable assurance about whether  the
financial statements are free of material
misstatement.   An audit   includes  examining,
on  a  test  basis,   evidence supporting  the
amounts and disclosures  in  the  financial
statements.  An audit also includes assessing
the accounting principles   used   and
significant   estimates   made   by management,
as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty
Income Partnership III, L.P. and consolidated partnerships as of October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.
Also, in  our  opinion,  such financial
statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As  discussed  in  Note  1  to  the
consolidated financial statements, during the year ended October 31, 2000 the Partnership sold its remaining property investments, which effectuated the dissolution of the Partnership.
The

Partnership is in the process of winding up its
affairs, and it   plans   to  distribute  the
Partnership's   previously undistributed  sale
proceeds  and  cash   reserves,   and
terminate.

                                   /s/Deloitte &
                                   Touche LLP
                                   DELOITTE &
                                   TOUCHE LLP

New York, New York
January 16, 2001

  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

            CONSOLIDATED BALANCE SHEETS

          As of October 31, 2000 and 1999

                                              2000
1999
                      ASSETS
Cash and cash equivalents                 $
1,614,341 $
1,744,447

Real estate held for sale                       -
9,457,148
Investments in joint venture
41,090
6,962,579
Other assets                                    -
786,466

                                          $
1,655,431 $ 18,950,640



                LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities  $
241,686 $
343,550

Distribution payable to General Partners
83,019
-


324,705
343,550

Partners' capital (deficiency):
 General partners
(8,621,309)
(8,561,045)
 Limited partners
  ($500 per Unit, 534,020 Units issued)
9,952,035
27,168,135

  Total partners' capital
1,330,726
18,607,090

                                          $
1,655,431 $ 18,950,640

See accompanying notes to consolidated financial statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

       CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended October 31, 2000, 1999 and 1998

                                        2000
1999
1998
Revenues:
   Rental                                      $
                    35,231    $
5,312,776                          $ 6,945,820
 Equity in earnings of joint ventures
8,102,677
815,395                             18,538,476
 Interest                              247,613
272,182                                245,759
 Other
4,976
10,953                                 237,126
      (Losses) gains on sales of real estate
                     (159,651)
(4,556,705)                         15,727,536

                                     8,230,846
1,854,601                           41,694,717

Expenses:
 Property operating                    160,093
2,295,355
2,129,425
 Depreciation                             -
                   669,855
1,778,077
 Amortization                             -
                   30,229
95,786
 General and administrative
320,024
312,253                                853,375
    Loss on impairment of real estate        -
                   802,194     -

                                       480,117
4,109,886                            4,856,663

Net income (loss)                  $ 7,750,729
$(2,255,285)$36,838,054

Net income (loss) allocated to:
 Limited partners                  $ 7,727,974
$(2,565,646)                       $36,429,685
 General partners                       22,755
310,361                                408,369

                                   $ 7,750,729
$(2,255,285)                       $36,838,054

Net income (loss) per Unit of limited
 partnership interest              $     14.47
$
(4.80)                             $     68.22

 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

  For the years ended October 31, 2000, 1999 and
                       1998



                                 Limited
General
                                 Partners
Partners      Total
Partners' capital (deficiency) at
 November 1, 1997             $111,434,638
$(8,453,230) $102,981,408

Net income                      36,429,685
408,369 36,838,054

Cash distributions             (78,725,205)
(431,370)                      (79,156,575)

Partners' capital (deficiency) at
  October 31, 1998              69,139,118
(8,476,231) 60,662,887

Net loss                        (2,565,646)
310,361 (2,255,285)

Cash distributions             (39,405,337)
(395,175)                      (39,800,512)

Partners' capital (deficiency) at
 October 31, 1999              27,168,135
                (8,561,045)
18,607,090

Net income                       7,727,974
22,755
7,750,729

Cash distributions             (24,944,074)
(83,019)                       (25,027,093)

Partners' capital (deficiency) at
     October 31, 2000            $  9,952,035
                $(8,621,309)     $
1,330,726





 See accompanying notes to consolidated financial
                    statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the years ended October 31, 2000, 1999 and 1998
                                       2000
1999      1998
Cash flows from operating activities:
    Net income (loss)               $  7,750,729
                    $(2,255,285)
$36,838,054
  Adjustments to reconcile net income
            (loss) to net cash (used in)
   provided by operating activities:
Depreciation  -        669,855
1,778,077
    Amortization                      -
30,229
  95,786
    Equity in earnings of
     joint ventures            (8,102,677)
   (815,395)(18,538,476) Losses (gains) on sales of
     real estate
   159,6514,556,705(15,727,536) Loss on impairment
   of real estate                                  -
   802,194
-
     Decrease (increase) in other
   assets286,4661,048,045(92,506) Decrease in
   accounts payable and
      accrued liabilities             (101,864)
                      (117,298)
(394,628)

      Net cash (used in) provided by
       operating activities            (7,695)
3,919,050
3,958,771

 Cash flows from investing activities:
  Proceeds from sale
                   of real estate
            9,861,73735,921,94240,487,606
    Additions to real estate            (64,240)
                     (1,164,147)
(908,072)
    Investments in joint ventures      (574,310)
                      (123,207)
(598,049)
  Distributions from joint ventures
15,598,476
1,071,627   36,168,903

      Net cash provided by investing
 activities                  24,821,663  35,706,215
75,150,388

 Cash flows from financing activities:
                 Cash distributions
              (25,027,093)(39,800,512)
(79,156,575)
  Increase in distribution payable to
   General Partners                    83,019
-
-

      Net cash used in
 financing activities       (24,944,074)(39,800,512)
(79,156,575)

 Decrease in cash and
 cash equivalents                (130,106) (175,247)
                      (47,416)
 Cash and cash equivalents at
                  beginning of year
             1,744,4471,919,6941,967,110

      Cash and cash equivalents at
       end of year                 $1,614,341      $
1,744,477
$1,919,694

   DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 2000, 1999 and
                           1998 (continued)

                                       2000
1999      1998
Supplemental disclosure of non-cash
 lnvesting activities:
  Reclassification of
  real estate
    held for sale and
    write-off of
    related assets and
    liabilities: Real
    estate, at cost:
        Land                                      $
-      $
1,023,904   $      -
       Building   and  improvements           -
10,173,674
-
       Accumulated   depreciation            -
(1,051,109)
-
      Deferred   costs,  net                  -
112,873
-
    Writedown of real estate
             for         impairment
-
(802,194)         -

      Real  estate held for sale     $    -     $

9,457,148    $ -









  See accompanying notes to consolidated financial

                     statements.


           October 31, 2000, 1999 and 1998

1.   The Partnership

Dean   Witter  Realty  Income  Partnership  III,
L.P.  (the
"Partnership") is a limited partnership organized
under  the
laws  of the State of Delaware in 1985.  The
Partnership  is managed                by  Dean
Witter Realty Income Properties  III  Inc.
(the  "Managing General Partner").  The
Partnership's fiscal year ends on October 31.
In  1986  and 1987, the Partnership issued
534,020 units  of limited partnership interest
(the "Units") for $267,010,000. No  additional
Units  will be sold.  The  proceeds  of  the
offering  were  used to make investments in
income-producing office,  industrial  and retail
properties  which  were  not encumbered by debt.
In  fiscal  year 2000, the Partnership's last
two  property investments,                           Westland Crossing
and Taxter  Corporate  Park,
were   sold   on  November  16,  1999  and  May
23,   2000,
respectively  (see Notes 4 and 5).  The sale of
the  Taxter
property on May 23, 2000 has effectuated the
dissolution  of the  Partnership.  Accordingly,
the Partnership  is  in  the process  of
winding  up  its  affairs,  and  it  plans   to
distribute the Partnership's previously undistributed sale proceeds and cash reserves, and terminate in fiscal year 2001.

2.   Summary of Significant Accounting Policies

The   financial  statements  include  the
accounts  of  the Partnership, Part Six
Associates (owner of the Glenhardie IV property)     and  Laurel-Vincent
Place  Associates     Limited
Partnership  (owner  of  the Laurel  Lakes
property)  on  a consolidated                        basis.  The
Partnership owned a 99.9%  General
Partnership interest in Part Six Associates
until  the  sale of  Glenhardie IV in April 1998
and owned a 99.999%  General Partnership
interest  in  Laurel-Vincent  Place  Associates
Limited  Partnership  until the sale  of  the
Laurel  Lakes property  in                           September  1999.
The remaining  interests  in
these   partnerships  were  held  by  the
Managing  General Partner.

The  equity  method of accounting has been
applied  to  the Partnership's                       44.6%  general
partnership  interest  in  the
partnership ("TPA") which owned Taxter Corporate
Park, and its 26.7% general partnership interest in the partnership ("DWCA") which owned interests in Chesterbrook Corporate
Center (sold in April 1998).

The  Partnership's  records are maintained  on
the  accrual basis   of  accounting  for
financial  reporting  and                   tax
purposes.   The  preparation  of  financial
statements   in
conformity with accounting principles generally
accepted  in the  United  States of America
requires management  to  make estimates  and
assumptions that affect the reported  amounts of
assets  and  liabilities and  disclosure  of
contingent assets   and                              liabilities  at  the
date  of  the  financial
statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could  differ from those
estimates.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

The  carrying  value  of real estate included
the  purchase price  paid  by  the  Partnership
and acquisition  fees  and expenses.
Costs  of  improvements to the  properties  were
capitalized,  and  repairs were expensed.
Depreciation  was
recorded  on  the  straight-line  method.   The
Partnership
stopped recording depreciation on a property when it was reclassified as held for sale.

At least annually, and more often if
circumstances dictated, the  Partnership
evaluated the recoverability  of  the  net
carrying  value of its real estate (including
that  held  by its joint ventures) and any
related assets.  As part of this evaluation,
the Partnership assessed, among  other  things,
whether there had been a significant decrease in
the  market value  of any of its properties.  If
events or circumstances indicated that the net
carrying value of a property was  not
recoverable,  the expected future net cash
flows  from  the property  were estimated for a
period of approximately  five years (or a
shorter period if the Partnership expected  that
the  property  would  be  disposed of  sooner),
along  with estimated sales proceeds at the end
of the period.   If  the total of these future
undiscounted cash flows was less than         the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The  cash flows used to evaluate the
recoverability of the assets and to determine fair value were based on good faith estimates and assumptions developed by the Managing
General Partner.

Deferred   leasing  commissions  were  amortized
over the
applicable lease terms.

Rental income was accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increased over the term of a lease) were recorded as receivables and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For  income  tax purposes, Partnership results
are  reported for the calendar year.  The
accounting policies used for tax reporting
purposes differed from those used  for
financial reporting  as follows: a) depreciation
was calculated  using accelerated methods; (b)
rental income was recognized  based on  the
payment  terms in the applicable  leases;  and
(c) writedowns   for   impairment  of  real
estate   were                                            not
deductible.   In  addition,  offering  costs
were   treated differently  for tax and
financial reporting purposes.                            The
tax  basis  of  the Partnership's assets and
liabilities  is approximately $25.4 million
higher than the amounts reported for financial
statement purposes.

3.   Partnership Agreement
The  Partnership Agreement provides that
distributable cash, as defined, will be paid 90%
to the Limited Partners and 10% to the General
Partners.
Sale  proceeds will be distributed, to the
extent available, first,  to  each  Limited
Partner, until there  has  been  a return  of
the Limited Partner's capital contribution  plus
cumulative  distributions  of distributable
cash  and  sale proceeds  in an amount
sufficient to provide a 9% cumulative annual
return  on  the Limited Partner's  adjusted
capital contribution.  Thereafter, any remaining
sale proceeds  will be  distributed 85% to the
Limited Partners and 15%  to  the General
Partners after the Managing General Partner
receives a brokerage fee, if earned, of up to 3%
of the selling price of any equity investment.
Taxable income generally is allocated in the
same proportion as  distributions  of
distributable cash  or  sale  proceeds (except
that the General Partners must be allocated at
least 1%  of taxable income from sales). In the
event there is  no distributable  cash  or  sale
proceeds,  taxable  income  is allocated 90% to
the Limited Partners and 10% to the General
Partners. Any tax loss will be allocated 90% to
the  Limited Partners and 10% to the General
Partners.
Distributions  paid to Limited Partners include
returns  of capital  per Unit of limited
partnership interest of $37.04, $73.79,  and
$82.26 for the years ended October  31,  2000,
1999  and  1998, respectively, calculated as the
excess  of cash distributed per Unit over
accumulated earnings per Unit not previously
distributed.
4. Real Estate Sold
Pursuant  to a Purchase and Sale Agreement (the
"Agreement") dated as of February 16, 1999, the
Partnership entered  into an  agreement,  as
amended, to sell the  Westland  Crossing
property,  for a negotiated sale price of $10.2
million,  to New  Plan  Excel Realty Trust,
Inc., an unaffiliated  party. As permitted by
the contract, New Plan assigned its purchase
rights  to its affiliate, Landamerica Exchange
Company.                                             As
part of the Agreement, Dean Witter Realty Income
Partnership II,  L.P., an affiliate of the
Partnership, sold a  property to

New  Plan.   The aggregate purchase price of the
properties sold was approximately $24.2 million,
of which $10.2 million was  allocated  in  the
Agreement to the  Westland  Crossing property.

The  closing of the sale of Westland Crossing
took place  on November  16, 1999.  At closing:
a) the Partnership received proceeds of
approximately $9.1 million, net of closing costs
and   other   deductions  (including  $373,800
of   capital
expenditure commitments) and a $250,000 escrow
to secure the Partnership's    obligations,   if
any,    pursuant                                     to
representations and warranties in the Agreement;
and b)  New Plan  discontinued a lawsuit which
it had commenced  against the  Partnership in
September 1999 to compel the Partnership to
sell  the property to it.  The Partnership
received  the escrow deposit, plus interest, in
May 2000.

In  fiscal 1999, the Partnership wrote down the
net carrying value  of  the  Westland  Crossing
property  to  the  amount expected to be
received from its sale (including the  return of     the  escrow),
resulting  in  an  impairment  loss                  of
approximately $802,000.  An additional loss on
the  sale  of approximately $160,000 was
recognized in fiscal                             2000.   The
losses  were  allocated 100% to the  Limited
Partners.                                          At
October 31, 1999, the property was classified as
real estate
held for sale.
On September 24, 1999, the Partnership sold the
Laurel Lakes property  to  an unaffiliated party
for $37.5  million,  and recognized  a  loss  of
approximately  $4.6  million.   The purchase
price  was  paid  in  cash,  and  the
Partnership received                                     proceeds,  net  of
closing   costs   and                                  other
deductions, of approximately $35.9 million.
Pursuant to the sale  agreement,  an escrow of
$500,000 was  established  to secure  the
Partnership's obligations, if any, pursuant  to
representations and warranties in the sale
agreement.

In  April 2000, the Partnership received its
$500,000 escrow deposit,  plus interest, from
the sale of the  Laurel  Lakes property.   This
deposit was included in  other  assets  at
October 31, 1999.

On April 1, 1998, the Partnership sold, to an unaffiliated entity, the land and buildings which comprise the Glenhardie Corporate Center
III and IV properties ("Glenhardie III and

IV").  In the same sale, an affiliated
partnership sold  its interest in the remaining
properties at Glenhardie Corporate Center,  and
DWCA  sold its interests in  the  Chesterbrook
Corporate  Center.   The  aggregate price  of
the  property interests  sold  was approximately
$168  million,  of  which approximately $22.1
million was allocated to Glenhardie  III and
IV,  and  approximately $126.1 million  (of
which  the Partnership's  share was
approximately  $33.7  million)  was allocated
to  the  Chesterbrook  Corporate  Center.                The
purchase price was paid in cash at closing.  The
Partnership received                                     proceeds,  net  of
closing   costs   and                                  other
deductions, of approximately $22 million and
$33.4  million, respectively, for the sale of
Glenhardie III and IV and  its share  of  the
proceeds from the sale of  the  Chesterbrook
interests.

Pursuant  to  the  sale  agreement for  the
Glenhardie  and Chesterbrook  properties,
escrows were established  for  the costs   of
certain   building  improvements   and   tenant
improvements.  In addition to payment of the
purchase price, at  closing  the  purchaser
deposited  into  these  escrows approximately
$3.9  million, of  which  approximately  $2.3
million  related to the Chesterbrook Corporate
Center  (none of  the escrow related to
Glenhardie III and IV).  DWCA  did not  include
the amount of the escrowed sale proceeds in its
calculation of the gain on the sale of the
property  because of   the  uncertainty  of  its
realization.   During  1999, approximately
$363,000 was returned to DWCA from the  escrow
and  in  settlement  of various property
operating  matters. The   Partnership's  share
of  this  amount,  approximately $97,000, was
recorded in equity in earning of joint ventures
in 1999.

On  November 7, 1997, the Partnership sold the
Holcomb Woods property  to  an unaffiliated
party for approximately  $19.1 million.                  The  purchase
price was paid  in  cash,  and  the
Partnership  received  proceeds, net of  closing
costs,  of approximately $18.7 million.

As of October 31, 2000, the Partnership had distributed all of the net proceeds from property sales 100% to Limited Partners.

5. Investments in Joint Ventures

Taxter Corporate Park, Westchester County, New
York

Pursuant to a Purchase and Sale Agreement dated
as of  April 4,  2000, as amended, on May 23,
2000, TPA sold the land and buildings which
comprise the Taxter property to a subsidiary of          Mack-Cali  Realty
Corporation  (the  "Purchaser"),  an
unaffiliated party, for a negotiated sale price
of  $42.725 million.  In connection with the
sale, TPA acquired from  an affiliate and
conveyed to the Purchaser certain interests in
the  Taxter Property, including interests that
the affiliate had  acquired  from  KLM  Royal
Dutch  Airlines,  for  $6.75 million,  in
February  1999.  Of the $42.725  million,  TPA
remitted $6.75 million of the sale proceeds to
the affiliate in connection with the
transaction.

The purchase price was paid in cash at closing.
At closing, the   Partnership  received
approximately                          $14.9
million
representing  its 44.6% share of the cash
received  by  TPA, net  of its share of TPA's
closing costs, the amount of  the obligation
owed to the affiliate and other deductions.

In  2000,  the  Partnership paid, 100% to
Limited  Partners, cash  distributions which
included Taxter sale  proceeds  of approximately
$14.3  million  ($26.73  per   Unit).  The
Partnership retained a portion of the sale
proceeds to cover any  contingencies that may
arise pursuant to the sale  and, if  required,
pay administrative expenses  and  liabilities
that  may  arise while the Partnership winds up
its affairs. Any  sale  proceeds remaining,
subsequent to the payment  of any
contingencies, will be distributed to Limited
Partners only.

The Partnership's share of TPA's gain on sale of the Taxter property was approximately $7.7 million; such gain was allocated 100% to Limited Partners.

TPA  is  also  owned  40.6%  by Dean  Witter
Realty  Income Partnership IV, L.P., an
affiliated public partnership, and 14.8% by Dean Witter Realty Income Partnership II, L.P., an affiliated public partnership.

The partners of TPA each receive cash flow and profits and losses according to their ownership interests.

Summarized balance sheet information of TPA is as follows:

                                       October
                                       31, 2000
                                       1999
Land     and    buildings,     net
$      -
$15,680,607
Other
103,101
1,670,760

Total      assets                           $
103,101
$17,351,367

Liabilities                           $
10,968                                   $
214,272
Partners'        capital
92,133
17,137,095

Total   liabilities   and  partners'   capital             $
103,101                            $17,351,367

Summarized income statements of TPA are as
follows:
                                     Years ended
                                 October 31,
                                 2000      1999
                                 1998
Gain  on  sale of real estate   $15,700,138
$     -
$    -
Rental income                   3,056,084
5,860,022
5,158,170
Other income                       10,398
45,245
67,779

                               18,766,620
5,905,267 5,225,949

Property operating expenses     1,775,441
3,054,679
2,455,628
Depreciation and amortization     349,669
1,238,539
1,241,470

                                2,125,110
4,293,218 3,697,098

Net income                    $16,641,510
$1,612,049 $1,528,851


Chesterbrook Corporate Center, Valley Forge,
Pennsylvania

The property was sold in April, 1998 (see Note
4).

DWCA  was  also  owned  41.2% by Dean Witter
Realty Income Partnership IV, L.P. and 32.1% by an affiliate of the Managing General partner. The partners received cash flow and profits and losses according to their ownership interests.

Summarized results of operations of the Chesterbrook joint venture are as follows:

                                         Years
ended October 31,
                                   2000
1999
1998
Rental  income                  $     -      $
-      $
5,797,344
Gain   on   sale   of  property             -
363,375
63,770,914
Other     income                            -
-
44,301

                                         -
363,375 69,612,559

Property    operating    expenses            -
-
1,873,518
Depreciation    and    amortization          -
-
860,360

                                          -
2,733,878

Net    income                      $      -      $   363,375
$66,878,681




Activity in investments in joint ventures is as
follows:
                               Years ended
October 31
                           2000        1999         1998
Investments at beginning
of year                 $           $            $
                        6,962,579   7,095,604    24,127,982
Equity in earnings
                        8,102,677   815,395      18,538,476
Distributions           (15,598,47
                        6)          (1,071,627   (36,168,90
                                    )            3)
Contributions
                        574,310     123,207      598,049

Investments at end of   $           $            $
year                    41,090      6,962,579    7,095,604

The accounting policies of TPA and DWCA are the same as those of the Partnership.

6.   Cash Reserves Distribution

In  2000,  the Partnership distributed, to
Limited  Partners only,  cash reserves of
approximately $1.40 per  Unit.   The cash
reserves  distribution totaled $830,193 with
$747,174 distributed to the Limited partners and
$83,019  payable  to the General Partners.  The
General Partners deferred receipt of  their
share  of  the distribution to  ensure  that
the Partnership would have cash on hand to cover
all liabilities that  may  arise while the
Partnership winds up its affairs. The  amounts
deferred were charged against partner's capital
and recorded as distributions payable.

In   2000,  the  Partnership's  distributions,
to   Limited
Partners only, of net proceeds from the sale of
the Westland Crossing  property (see Note 4),
the Partnership's share  of the  Taxter  sale
proceeds  (see  Note  5),  the  remaining
proceeds from the sales of the Chesterbrook and
Laurel Lakes properties  (see  Note  4),  and
Partnership  cash  reserves totaled $24,944,074
($46.71 per Unit).

7.   Related Party Transactions

In fiscal 1999, an affiliate of the Managing
General Partner managed  the  real  estate held
for sale,  and  managed  the Taxter  property
through December 1998.  The affiliate  also
provided property management services for the
Holcomb  Woods and  Glenhardie  properties, and
for five buildings  at  the Chesterbrook
Corporate Center until the sale of each of  the
properties   in  fiscal  1998.   The
Partnership             incurred
management  fees to the affiliate of
approximately  $107,000 and  $223,000 for the
years ended October 31, 1999 and 1998,
respectively.   These  amounts  are  included
in   property operating expenses.
Another  affiliate of the Managing General
Partner  performs administrative  functions,
processes  investor              transactions
and  prepares tax information for the
Partnership.  For  the years   ended  October
31,  2000,  1999,  and             1998,   the
Partnership  incurred approximately $84,000,
$150,000,  and $503,000,  respectively, for
these services.  These  amounts are  included
in general and administrative expenses.   The
2000  fees are also included in accounts payable
and accrued liabilities as of October 31, 2000.

8.   Summary of Quarterly Results (Unaudited)
                                               Net
                                                 I
                                                 n
                                                 c
                                                 o
                                                 m
                                                 e
                                                 (
                                                 L
                                                 o
                                                 s
                                                 s
                                                 )
                                              Per
                                                U
                                                n
                                                i
                                                t
                                                o
                                                f
                                                l
                                                i
                                                m
                                                i
                                                t
                                                e
                                                d
             Revenue (Loss)    Net Income
partnership
                                 (Loss)
interest
2000
January 31       $ 218,502      $   35,498       $    0.05
April 30           254,951            183,600         0.31
July 31          7,787,152           7,733,924        14.46
October 31        (29,759)           (202,293)        (0.35)
Total            $8,230,84      $7,750,729       $   14.47
             6
1999
January 31       $1,909,77      $  891,434
$         1.50
             3
April 30       (3,271,799)          (4,264,452)        (8.10)
July 31          1,567,877           1,074,180         1.81
October 31       1,648,750             43,553
(0.01)
Total            $1,854,60      $(2,255,28
$   (4.80)
             1               5)

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

William  B. Smith, age 57, has been an Advisory
Director  of Morgan  Stanley  Dean Witter & Co.,
Inc.  since  July  2000. From  June  1997  until
July 2000, Mr Smith was  a  Managing Director of
Morgan Stanley & Co., Inc. and co-head of Morgan
Stanley Realty Incorporated.  Prior to June
1997, Mr.  Smith was  an  Executive  Vice
President of Dean  Witter  Reynolds Inc., and
Director of its Investment Banking Department for more than five years.

E.  Davisson  Hardman,  Jr., age 51,  has  been
a  Managing Director of Morgan Stanley Asia,
Ltd. since June 1997.                                    For
more  than  five years before June 1997, Mr.
Hardman  was  a Managing Director of Dean Witter
Realty Inc.

Ronald T. Carman, age 49, has been an Assistant
Secretary of Morgan  Stanley  Dean Witter & Co.
since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998.
Previously, he was a Senior Vice President and

Associate  General  Counsel of Dean  Witter
Reynolds  Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The   General   Partners  are  entitled  to
receive   cash
distributions, when and as cash distributions
are  made  to the  Limited Partners, and a share
of taxable income or  tax loss. Descriptions of
such distributions and allocations are in  Item
5  above.   The  General  Partners  received
cash distributions of $395,175 and $431,370 during the years ended October 31, 1999 and 1998, respectively. The General Partners deferred receipt of $83,019, their share of the fiscal 2000 cash reserve distributions, to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

      (a)   No person is known to the
Partnership to be  the beneficial owner of more
than five percent of the Units.
      (b)   The  directors  and executive
officers  of  the Managing  General  Partner own
the  following  Units  as  of December 31, 2000:
                    Amount and
  Title of               Name of
Nature
of
   Class            Beneficial Owner
Beneficial Ownership
Limited        All directors and
*
Partnership    executive
officers of
Interests      the
Managing General
               Partner,
as a group
*  Own,  by  virtue  of  ownership  of  limited
partnership interests in the Associate General Partner,
less than 1%  of the Units of the Partnership.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As a result of their being partners of a limited
partnership which  is  the  Limited  Partner of  the
Associate  General Partner,  certain current and former
officers and  directors of                          the
Managing  General  Partner  also   own
indirect
partnership  interests in the Partnership.  The
Partnership Agreement   of   the   Partnership   provides
that    cash distributions  and allocations of income  and
loss  to  the General  Partners shall be distributed or
allocated  50%  to the  Managing  General  Partner and
50%  to  the  Associate General  Partner.   The  General
Partners' share of cash distributions and income or loss is described in Item 5 above.

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

           3.        Exhibits

            (3)(a)     Certificate  of  Limited
Partnership
          included in the Registration Statement Number
          331912 is incorporated by reference.
            (3)(b)     Amended  and  Restated  Agreement
of
          Limited Partnership dated as of February 11,
          1986 set  forth in Exhibit A to the Prospectus
          in  the Registration   Statement   Number    33-
          1912    is incorporated herein by reference.

            (4)(a)     Certificate  of  Limited
Partnership
          included in the Registration Statement Number
          331912 is incorporated by reference.

            (4)(b)     Amended  and  Restated  Agreement
of
          Limited Partnership dated as of February 11,
          1986 set  forth in Exhibit A to the Prospectus
          included in
                      the Registration Statement Number
          331912 is incorporated herein by reference.
             (10)(a)    Purchase  and  Sale  Agreements
for
          properties purchased filed as Exhibits to Form 8-
          K on  June 27, 1986, December 29, 1986, December
          29, 1986,   December  29,  1986,  December  29,
          1986,
          December  30,  1986, December 30,  1986,  June
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

 (e)  Purchase and Sale Agreement, dated as of October 1,
          1997, First Amendment to Purchase and Sale

    Agreement dated as of October 15, 1997 and  Second
          Amendment to Purchase and Sale Agreement dated as of October 27, 1997 between Dean Witter
          Realty Income Partnership III, L.P., as Seller and LPC Commercial Services, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 7, 1997 is incorporated herein by reference.
     (f) Purchase and Sale Agreement, dated as of February 10, 1998, between DWR Chesterbrook
          Associates, Glenhardie
Corporation, Dean Witter Realty Income Partnership II,
L.P., the Partnership and Part Six Associates, as Sellers, and FV Office Partners, L.P. as Purchaser, filed as
Exhibit 2(a) to the Registrant's Report on Form 8-K on
April 1, 1998 and is incorporated herein by reference.

  (g)  Assignment and Option Agreement dated February 8,
                           1999
          between Taxter Park Associates and DW Taxter
          Special Corp., filed as an Exhibit to the Registrant's Report on Form 10-Q for the period ended January 31, 1999, is incorporated herein by reference.

   (h)  Purchase and Sale Agreement, dated as of June 2,
                           1999,
          between Laurel-Vincent Place Associates L.P., as
          Seller and Urban Investment Group, Inc., as
          Purchaser, filed as Exhibit 2 to the
          Registrant's Report on Form 8-K on September 24,
          1999 is incorporated herein by reference.

(i)  Purchase and Sale Agreement, dated as of February 16,
          1999 between the Partnership and Dean Witter
          Realty Income Partnership II L.P., as Seller and
          New Plan Excel Realty Trust, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 16, 1999 is incorporated herein by reference.

 (j)  (I) Purchase and Sale Agreement Dated as of April 4,
          2000, First Amendment to Purchase and Sale
          Agreement Dated as of May 3, 2000, Second
          Amendment to Purchase and Sale Agreement Dated
          as of May 11, 2000, Third Amendment to Purchase
          and Sale Agreement Dated as of May 17, 2000,
          Fourth Amendment to Purchase and Sale Agreement
          Dated as
       of  May  18, 2000, all between Taxter Park
Associates
       as  Seller,  DW  Taxter Special Corp. as
       sublandlord and  Mack-Cali Realty
       Acquisition Corp. as Purchaser, (II)
       Termination,   Assignment   and
       Recognition Agreement  as  of  May 23, 2000
       between  Taxter  Park Associates,   DW
       Taxter  Special  Corp.,   Mack-Cali Realty
       Acquisition  Corp.  and  KLM   Royal   Dutch
       Airlines and (III) Termination Agreement as of May 23, 2000 between Taxter Park
       Associates and DW Taxter Special Corp., all filed as Exhibits to the Registrant's
       Report on Form 8-K on May 23, 2000 are incorporated herein by reference.

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

                   SCHEDULE III

  DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

     Real Estate and Accumulated Depreciation

                 October 31, 2000


(A) Reconciliation of real estate owned at October
31:

                                 2000      1999
1998
   Balance   at   beginning   of   year
$  -
   $64,098,224 $82,951,460
   Additions (deletions) during period:
           Improvements                                    -
   1,066,292       908,072
    Write-offs due to
             lease         expirations                     -
   (400,772)
      Real   estate   sold                -
(53,966,938)
   (19,360,536)
    Reclass to real estate held
     for sale                      -
(10,395,384)       -
     Loss on impairment of
      Real Estate                   -
(802,194) -

   Balance   at   end  of  period    $       -
$  -
   $64,098,224

(B) Reconciliation of accumulated depreciation:

                                 2000      1999
1998

   Balance   at   beginning   of   period
$  -
   $14,356,686 $20,484,407
       Depreciation   expense             -
669,855
   1,778,077
    Write-offs due to lease
            expirations                                    -
   -   (295,616)
    Real estate sold               -
(13,975,432)(7,610,182)
    Reclass to real estate
     held for sale                 -
(1,051,109)   -

     Balance  end  of  period        $       -
$  -
$14,356,686

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
       Managing General Partner

By:                                       /s/E.
Davisson
Hardman,  Jr.                           Date:
January  26,
2001
   E. Davisson Hardman, Jr.
   President

By:  /s/Raymond E. Koch
Date:  January 26, 2001
   Raymond E. Koch
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/William B. Smith
Date:                                                January
26, 2001
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.
Date:  January 26, 2001
E. Davisson Hardman, Jr.
Director

/s/Ronald T. Carman
Date:                                                January
26, 2001
Ronald T. Carman
Director