Form 10-Q
period 2001-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-03-16
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended January 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________.


                         Commission File Number: 0-18146


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in governing instrument)



Delaware                                                  13-3293754
------------------                             ---------------------------------
(State of organization)                        (IRS Employer Identification No.)



2 World Trade Center, New York, NY                                    10048
----------------------------------                                --------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:              (212) 392-2974
                                                                ----------------



Former name, former address and former fiscal year, if changed since last report: not applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No |_|

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 BALANCE SHEETS


                                             January 31, 2001  October 31, 2000
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                       $ 1,654,883       $ 1,614,341

Investment in joint venture                          12,528            41,090
--------------------------------------------------------------------------------

                                                $ 1,667,411       $ 1,655,431
================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities          $   269,014       $   241,686

Distribution payable to General Partners             83,019            83,019
--------------------------------------------------------------------------------

                                                $   352,033       $   324,705
--------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                             (8,622,844)       (8,621,309)
   Limited partners ($500 per Unit, 534,020
     Units issued)                                9,938,222         9,952,035
--------------------------------------------------------------------------------

     Total partners' capital                      1,315,378         1,330,726
--------------------------------------------------------------------------------

                                                $ 1,667,411       $ 1,655,431
================================================================================




                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF OPERATIONS

                  Three months ended January 31, 2001 and 2000


                                                   2001              2000
--------------------------------------------------------------------------------

                                     ASSETS

Revenues:
   Rental                                       $         -       $    35,231
   Equity in earnings of joint venture                  243           145,042
   Loss on sale of real estate                            -          (31,095)
   Interest and other                                24,168            69,324
--------------------------------------------------------------------------------

                                                     24,411           218,502
--------------------------------------------------------------------------------

Expenses:
   Property operating                              (28,346)            17,685
   General and administrative                        68,105           165,319
--------------------------------------------------------------------------------

                                                     39,759           183,004
--------------------------------------------------------------------------------

Net (loss) income                               $  (15,348)       $    35,498
================================================================================

Net (loss) income allocated to:
   Limited partners                             $  (13,813)       $    28,840
   General partners                                 (1,535)             6,658
--------------------------------------------------------------------------------

                                                $  (15,348)       $    35,498
--------------------------------------------------------------------------------

Net (loss) income per Unit of limited
  partnership interest                          $    (0.03)       $      0.05
================================================================================




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       Three months ended January 31, 2001


                                         Limited       General
                                         Partners      Partners        Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at November 1, 2000                 $   9,952,035 $ (8,621,309) $   1,330,726

Net loss                                    (13,813)       (1,535)      (15,348)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at January 31, 2001                 $   9,938,222 $ (8,622,844) $   1,315,378
================================================================================




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF CASH FLOWS

                  Three months ended January 31, 2001 and 2000


                                                   2001              2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                             ($  15,348)       $    35,498
   Adjustments to reconcile net (loss)
   income to net cash provided by (used in)
   operating activities:
     Loss on sale of real estate                          -            31,095
     Equity in earnings of joint ventures             (243)         (145,042)
     Increase in other assets                             -         (205,021)
     Increase (decrease) in liabilities              27,328          (57,954)
--------------------------------------------------------------------------------

      Net cash provided by (used in)
        operating activities                         11,737         (341,424)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from real estate sold                          -         9,490,293
  Additions to real estate and real estate
    held for sale                                         -          (64,240)
  Investments in joint venture                            -          (15,823)
  Distributions from joint venture                   28,805           336,823
--------------------------------------------------------------------------------

      Net cash provided by investing
        activities                                   28,805         9,747,053
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                      -       (9,190,484)
--------------------------------------------------------------------------------

Increase in cash and cash equivalents                40,542           215,145

Cash and cash equivalents at beginning of
  period                                          1,614,341         1,744,447
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $ 1,654,883       $ 1,959,592




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


                          Notes to Financial Statements


1.    The Partnership
      ---------------

Dean Witter Realty Income Partnership III, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1985. The Partnership's fiscal year ends on October 31.

The Partnership's last remaining property investment was its 44.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affair and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership in 2001.

The Partnership's interest in TPA was accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net (loss) income per Unit of limited partnership interest amounts are calculated by dividing net (loss) income allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the 2000 loss on real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Notes to Financial Statements


2.    Investment in Joint Venture
      ---------------------------

The Partnership understands that TPA has certain operating issues that TPA must resolve, both with the buyer of the Taxter property and other third parties, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

Summarized income statements of TPA are as follows:

                                           Quarter ended January 31,
                                               2001          2000
--------------------------------------------------------------------------------

Revenues                                    $544               $1,336,759

Expenses                                       -                1,011,552
--------------------------------------------------------------------------------

Net income                                  $544                $ 325,207
================================================================================


3.    Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2001 and 2000, the Partnership incurred approximately $21,000 and $38,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of January 31, 2001, accounts payable and accrued liabilities includes approximately $105,000 due to the affiliate for the services it performed for the Partnership in 2000 and 2001.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Notes to Financial Statements


4.    Subsequent Event
      ----------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $881,000 ($1.65 per Unit). This distribution consists of approximately $588,000 ($1.10 per Unit) of previously undistributed proceeds from the sale of the Taxter property and cash reserves of $293,000 ($0.55 per Unit). The General Partners deferred receipt of their share of the cash reserves distribution (approximately $32,500) to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred will be charged against partner's capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.65 per Unit. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the three months ended January 31, 2001 compared to 2000 were primarily attributable to the following:

The decrease in equity in earnings of joint venture in 2001 is primarily due to the loss of operating income from TPA after it sold the Taxter property in May 2000.

               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


The loss on sale of real estate in fiscal 2000 was generated by the November 1999 sale of the Westland Crossing shopping center.

The absence of rental revenues and positive property operating expenses in 2001 is due to the fiscal 2000 sale of the Westland Crossing property.

Interest and other revenues decreased in 2001 compared to 2000 primarily due to the interest earned on the proceeds from the sale of the Westland Crossing property before such proceeds were distributed to the Limited Partners in December 1999.

The negative property operating expenses in 2001 were caused by the collection of tenant receivables which were previously written off by the Partnership.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits & Reports on Form 8-K

         (a)   Exhibits.
               None

         (b)   Reports on Form 8-K.
               None

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


                                     DEAN WITTER REALTY INCOME PARTNERSHIP
                                        III, L.P.


                                     By: Dean Witter Realty Income Properties
                                           III, Inc.
                                         Managing General Partner


Date: March 16, 2001                 By: /s/ E. Davisson Hardman, Jr.
                                         -------------------------------------
                                         E. Davisson Hardman, Jr.
                                         President


Date: March 16, 2001                 By: /s/ Raymond E. Koch
                                         -------------------------------------
                                         Raymond E. Koch
                                         Controller
                                         (Principal Financial and Accounting
                                           Officer)