Form 10-Q
period 2000-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-06-13
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18146

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                 -----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


        Delaware                                           13-3293754
---------------------                          ---------------------------------
         (State of organization)               (IRS Employer Identification No.)



        2 World Trade Center, New York, NY                      10048
     ----------------------------------------                 ----------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (212) 392-1054
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X     No
                                    -------      ---------

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED BALANCE SHEETS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                             April 30,         October 31,
                                                                                2000              1999
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Cash and cash equivalents                                                    $1,943,106        $  1,744,447
Real estate held for sale                                                         -               9,457,148
Investment in joint venture                                                   7,477,530           6,962,579
-------------------------------------------------------------------------------------------------------------------
Other assets                                                                    472,001             786,466
                                                                             $9,892,637        $ 18,950,640
===================================================================================================================

                        LIABILITES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                                     $  256,933        $    343,550
-------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency):
   General partners                                                          (8,534,219)         (8,561,045)
   Limited partners ($500 per Unit, 534,020 Units issued)                    18,169,923          27,168,135
-------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                  9,635,704          18,607,090
===================================================================================================================
                                                                             $9,892,637        $ 18,950,640

          See accompanying notes to consolidated financial statements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and six months ended April 30, 2000 and 1999
                                             Three months ended                                Six months ended
                                                   April 30,                                     April 30,
                                             -------------------                           ---------------------
                                              2000         1999                            2000           1999
                                             -------------------                           ---------------------
Revenues:                                           $     -          $ 1,350,597         $  35,231           $ 2,974,598
  Rental                                               237,284           236,866           382,326               444,968
  Equity in earnings of joint ventures                  35,736            39,021           104,434                68,244
  Interest                                             (18,069)       (4,900,000)          (49,164 )          (4,900,000)
  Losses on real estate                                      -             1,717               626                50,164
  Other
------------------------------------------------- ------------------ ------------------- ------------------- --------------------
                                                       254,951        (3,271,799)          473,453            (1,362,026)
------------------------------------------------- ------------------ ------------------- ------------------- --------------------
Expenses:
  Property operating                                     9,287           624,641            26,972             1,102,229
  Depreciation                                            -              295,095              -                  669,855
  Amortization                                            -               15,281              -                   30,229
  General and administrative                            62,064            57,636           227,383               208,679
------------------------------------------------- ------------------ ------------------- ------------------- --------------------
                                                        71,351           992,653           254,355             2,010,992
------------------------------------------------- ------------------ ------------------- ------------------- --------------------
Net income (loss)                                   $  183,600       $(4,264,452)        $ 219,098           $(3,373,018)
================================================= ================== =================== =================== ====================
Net income (loss) allocated to:
  Limited partners                                  $  163,432       $(4,328,007)        $ 192,272           $(3,525,716)
  General partners                                      20,168            63,555            26,826               152,698
------------------------------------------------- ------------------ ------------------- ------------------- --------------------
                                                    $  183,600       $(4,264,452)        $ 219,098           $(3,373,018)
================================================= ================== =================== =================== ====================
Net income (loss) per Unit of limited
partnership interest                                $     0.31       $     (8.10)        $   0.36            $     (6.60)
================================================= ================== =================== =================== ====================



          See accompanying notes to consolidated financial statements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                         Six months ended April 30, 2000

                                                              Limited           General
                                                              Partners          Partners            Total
-------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at November 1, 1999                                        $27,168,135       $(8,561,045)     $ 18,607,090
Net income                                                        192,272            26,826           219,098
-------------------------------------------------------------------------------------------------------------------
Distribution                                                   (9,190,484)             -           (9,190,484)
Partners' capital (deficiency)
   at April 30, 2000                                          $18,169,923       $(8,534,219)     $  9,635,704
===================================================================================================================


          See accompanying notes to consolidated financial statements.





                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended April 30, 2000 and 1999



                                                                                   2000              1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                              $ 219,098      $ (3,373,018)
Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
Loss on sale of real estate                                                          49,164         4,900,000
         Depreciation and amortization                                                 -              700,084

         Equity in earnings of joint ventures                                      (382,326)         (444,968)
  Decrease in other assets                                                          314,465           887,593
         Decrease in accounts payable and accrued liabilities                       (86,617)         (270,510)
-------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                             113,784         2,399,181
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Proceeds from real estate sold                                                 9,472,224              -
   Additions to real estate held for sale                                           (64,240)         (777,318)

   Investments in joint ventures                                                   (557,792)          (42,163)
   Distributions from joint ventures                                                425,167          335,062
-------------------------------------------------------------------------------------------------------------------

              Net cash  provided by (used in) investing activities                9,275,359          (484,419)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Cash distributions                                                            (9,190,484)              -
-------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                               198,659          1,914,762

Cash and cash equivalents at beginning of period                                  1,744,447          1,919,694
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $1,943,106        $ 3,834,456
===================================================================================================================

Supplemental disclosure of non-cash investing activities: Reclassification of real estate to real estate held for sale:

    Real estate, at cost
      Land                                                                       $   -             $ 8,823,904
      Buildings and improvements                                                     -              56,051,638
       Accumulated depreciation                                                      -             (15,026,541)
       Estimated costs of disposition                                                -              (4,900,000)
      Deferred leasing commissions, net                                              -                 388,464
      Other assets                                                                   -                 428,465
-------------------------------------------------------------------------------------------------------------------

Real estate held for sale                                                         $  -             $45,765,930
===================================================================================================================



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

The financial statements include the accounts of the Partnership, Part Six Associates and Laurel-Vincent Place Associates Limited Partnership on a consolidated basis. The Partnership's interests in TPA and the partnership which owned interests in Chesterbrook Corporate Center (sold in April 1998) were accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the reclassification of real estate held for sale and losses on real estate, such adjustments consist only of normal recurring accruals.

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

The closing of the sale took place on November 16, 1999. At closing: a) the Partnership received proceeds of approximately $9.2 million, net of closing costs and other deductions (including $373,800 of capital expenditure commitments) and a $250,000 escrow to secure the Partnership's obligations, if any, pursuant to representations and warranties in the Agreement; and b) New Plan discontinued a lawsuit which it had commenced against the Partnership in September 1999 to compel the Partnership to sell the property to it. The Partnership received the escrow deposit (which was included in other assets at April 30, 2000), plus interest, in May 2000.

On December 21, 1999, the Partnership paid 100% to Limited Partners a cash distribution of $9,190,484 ($17.21 per Unit) from the net proceeds from the Westland Crossing sale.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   Notes to Consolidated Financial Statements

In April 2000, the Partnership received its $500,000 escrow deposit, plus interest, from the September 1999 sale of the Laurel Lakes property. This deposit was included in other assets at October 31, 1999.

The Partnership plans to distribute the proceeds from the escrow receipts to Limited Partners only in June 2000.

3.       Investment in Joint Venture

Pursuant to a Purchase and Sale Agreement dated as of April 4, 2000, as amended (the "Agreement"), TPA sold the land and buildings which comprise the Taxter property on May 23, 2000 to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate and conveyed to the Purchaser certain interests in the Taxter property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA will remit $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

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

The Partnership plans to make a cash distribution of sale proceeds to Limited Partners only in June 2000. The Partnership will retain a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise during 2000 while the Partnership winds up its affairs. Any sale proceeds

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   Notes to Consolidated Financial Statements

remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners.


Summarized balance sheet information of TPA is as follows:

                                                     April 30,                  October 31,
                                                       2000                        1999
--------------------------------------------------------------------------------------------
Real estate held for sale                          $15,851,278                  $    -
Land and buildings, net                                   -                      15,680,607
Other                                                2,719,198                    1,670,760
--------------------------------------------------------------------------------------------
Total assets                                       $18,570,476                  $17,351,367
============================================================================================
Liabilities                                        $   278,781                  $   214,272
Partners' Capital                                   18,291,695                   17,137,095
--------------------------------------------------------------------------------------------
Total liabilities and capital                      $18,570,476                  $17,351,367
===========================================================================================


Summarized income statements of TPA are as follows:

                             Three months                      Six months
                             ended April 30,                  ended April 30,
                          -------------------               --------------------
                          2000           1999                 2000       1999
-------------------------------------------------------------------------------------------

Revenues             $1,332,700        $1,527,966         $2,669,459  $2,998,688

Expenses                800,675           995,530          1,812,227   2,001,597
-------------------------------------------------------------------------------------------

Net income           $  532,025        $  532,436         $  857,232  $  997,091
===========================================================================================

On March 31, 2000, TPA reclassified its investment in the Taxter property as real estate held for sale. Accordingly, TPA did not record depreciation expense in April 2000 on the building and related improvements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   Notes to Consolidated Financial Statements

4.     Related Party Transactions

In fiscal 1999, an affiliate of the Managing General Partner managed the Westland Crossing property through January 1999 and the Taxter property through December 1998. The Partnership incurred management fees to the affiliate of approximately $56,000 for these months. This amount is included in property operating expense.

Another affiliate of the Managing General Partner performs administrative functions, ___ processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2000 and 1999, the Partnership incurred approximately $75,000 and $116,000, respectively, for these services. These amounts are included in general and administrative expenses.

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

The Partnership plans to make a cash distribution of Taxter sale proceeds to Limited Partners only in June 2000. However, the Partnership will retain a portion of the sale proceeds to cover any contingencies that may arise during 2000 while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners.

As of April 30, 2000, the Partnership had commitments to fund approximately $824,000 for its share of tenant improvements and leasing commissions at the Taxter property. This amount was deducted from the Partnership's share of the sale proceeds it received at closing.

In December 1999, the Partnership paid 100% to Limited Partners a cash distribution from the net proceeds from the sale of the Westland Crossing property. Also, the Partnership plans to distribute the proceeds from the receipts of the Westland Crossing and Laurel Lakes (sold September 1999) escrow deposits to Limited Partners only in June 2000. See Note 2 to the consolidated financial statements,

During the three and six month periods ended April 30, 2000, the Taxter property generated positive cash flow from operations. However, Partnership cash flow from operations decreased during the three and six month periods ended April 30, 2000 as compared to 1999 due to the sale of the Westland Crossing and Laurel Lakes shopping centers.

During the six months ended April 30, 2000, the Partnership's contributions to TPA (to fund its share of tenant improvements and leasing commissions at the Taxter property) and capital expenditures at the Westland Crossing property exceeded the Partnership's distributions received from TPA and cash provided by operations. The Partnership's cash shortfall was funded with cash reserves.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the three-and six-month periods ended April 30, 2000 compared to 1999 were primarily attributable to the following:

The loss on real estate in 2000 resulted from the November 1999 sale of the Westland Crossing shopping center. The losses on real estate in 1999 resulted from the sale agreements for the Westland Crossing and Laurel Lakes shopping center.

Rental revenues, other revenues and property operating expenses decreased in 2000, and depreciation and amortization expenses were eliminated in 2000 due to the sales of the Westland Crossing property and the Laurel Lakes property.

The decrease in equity in earnings of joint ventures during the six-month period in 2000 is primarily due to lower average occupancy (approximately 79% in 2000 compared to 91% in 1999) at the Taxter property.

Interest revenue increased during the six months ended April 30, 2000 primarily due to interest earned on the proceeds from the sale of the Westland Crossing property before such proceeds were distributed to the Limited Partners in December 1999.

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

(b)      Reports on Form 8-K

         Report on Form 8-K dated April 25, 2000 disclosing TPA's agreement to sell the Taxter Corporate Park property and the Partnership's plan to pay a cash distribution of sale proceeds.

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

                                                   DEAN WITTER REALTY INCOME
                                                   PARTNERSHIP III, L.P.

                                            By:    Dean Witter Realty Income
                                                   Properties III Inc. Managing
                                                   General Partner


Date: June  14, 2000                        By:    /s/E. Davisson Hardman, Jr.
                                                   ---------------------------
                                                   E. Davisson Hardman, Jr.
                                                   President


Date: June  14, 2000                        By:    /s/Charles  M. Charrow
                                                   ----------------------------
                                                   Charles M. Charrow
                                                   Controller (Principal
                                                   Financial and Accounting
                                                   Officer)

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Quarter Ended April 30, 2000

                                  Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------
   27                                       Financial Data Schedule