Form 10-Q/A
period 2000-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-06-14
CIK 784161

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q/A


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
         ---------------------------------------------------------------
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



Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION



The registrant is filing this Quarterly Report on Form 10-Q/A because it inadvertently failed to file the Form 10-Q for the period ended April 30, 2000 during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.




Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED BALANCE SHEETS




                                                                    July 31,          October 31,
                                                                       2000              1999
-------------------------------------------------------------------------------------------------------------

                                                 ASSETS
Cash and cash equivalents                                           $ 1,692,111       $  1,744,447

Real estate held for sale                                                -               9,457,148

Investment in joint venture                                             104,222          6,962,579
-------------------------------------------------------------------------------------------------------------

Other assets                                                             99,286            786,466

                                                                    $ 1,895,619       $ 18,950,640
=============================================================================================================


                                      LIABILITES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities                            $   279,581       $    343,550

Distribution payable to General Partners                                 74,270              -
-------------------------------------------------------------------------------------------------------------
                                                                        353,851            343,550

Partners' capital (deficiency):
   General partners                                                  (8,596,748)        (8,561,045)
   Limited partners ($500 per Unit, 534,020 Units issued)            10,138,516         27,168,135
-------------------------------------------------------------------------------------------------------------

                                                                      1,541,768         18,607,090
-------------------------------------------------------------------------------------------------------------

=============================================================================================================
                                                                    $ 1,895,619       $ 18,950,640


See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and nine months ended July 31, 2000 and 1999



                                                    Three months ended                     Nine months ended
                                                          July 31,                              July 31,
                                                          -------                               -------

                                                  2000              1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Rental                                      $         -       $ 1,388,733         $   35,231          $ 4,363,331
  Equity in earnings of joint venture           7,663,104           150,148          8,045,430              595,116
  Interest                                        119,698            49,799            224,132              118,043
  Losses on real estate                                 -                 -            (49,164)          (4,900,000)
  Other                                             4,350           (20,803)             4,976               29,361
-------------------------------------------------------------------------------------------------------------------------
                                                7,787,152         1,567,877          8,260,605              205,851
-------------------------------------------------------------------------------------------------------------------------

Expenses:
  Property operating                                8,172           440,803             35,144            1,543,032
  Depreciation                                          -                 -                  -              669,855
  Amortization                                          -                 -                  -               30,229
  General and administrative                       45,056            52,894            272,439              261,573
-------------------------------------------------------------------------------------------------------------------------

                                                   53,228           493,697            307,583            2,504,689
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                              $7,733,924       $ 1,074,180         $7,953,022          $(2,298,838)
=========================================================================================================================

Net income (loss) allocated to:

  Limited partners                             $7,722,183       $   966,762         $7,914,455          $(2,558,954)
  General partners                                 11,741           107,418             38,567              260,116

-------------------------------------------------------------------------------------------------------------------------

                                               $7,733,924       $ 1,074,180         $7,953,022          $(2,298,838)
=========================================================================================================================

Net income (loss) per Unit of limited
partnership interest                           $    14.46       $      1.81         $    14.82          $     (4.79)
=========================================================================================================================



See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2000



                                          Limited           General
                                          Partners          Partners            Total
-------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at November 1, 1999                  $27,168,135       $(8,561,045)     $ 18,607,090

Net income                                7,914,455            38,567         7,953,022

Cash distributions                      (24,944,074)          (74,270)      (25,018,344)
-------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at July 31, 2000                     $10,138,516       $(8,596,748)      $ 1,541,768
-------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2000 and 1999




                                                                             2000                    1999
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                                     $  7,953,022            $ (2,298,838)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Losses on real estate                                                 49,164               4,900,000
         Depreciation and amortization                                           -                    700,084
         Equity in earnings of joint venture                               (8,045,430)               (595,116)
         Decrease in other assets                                             687,180                 563,360
         (Decrease) increase in accounts payable and
            accrued liabilities                                               (63,969)                170,394
------------------------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                           579,967               3,439,884
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from real estate sold                                           9,472,224                    -
   Additions to real estate held for sale                                     (64,240)               (957,374)
   Investments in joint venture                                              (574,310)               (114,029)
   Distributions from joint venture                                        15,478,097                 821,232
------------------------------------------------------------------------------------------------------------------------------------

           Net cash provided by (used in) investing activities             24,311,771                (250,171)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                                                     (25,018,344)                   -
   Increase in distribution payable to General Partners                        74,270                    -
------------------------------------------------------------------------------------------------------------------------------------

           Net cash used in financing activities                          (24,944,074)                   -
------------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                              (52,336)              3,189,713

Cash and cash equivalents at beginning of period                            1,744,447               1,919,694
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $   1,692,111             $ 5,109,407
====================================================================================================================================

Supplemental disclosure of non-cash investing activities:
  Reclassification of real estate to real estate held for sale:
    Real estate, at cost
      Land                                                              $      -                  $ 8,823,904
      Buildings and improvements                                               -                   56,200,765
      Accumulated depreciation                                                 -                  (15,026,541)
      Estimated costs of disposition                                           -                   (4,900,000)
      Deferred leasing commissions, net                                        -                      401,114
      Other assets                                                             -                      446,744
------------------------------------------------------------------------------------------------------------------------------------

Real estate held for sale                                               $      -                  $45,945,986
====================================================================================================================================



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

2.   Real Estate
     -----------

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

3.    Investment in Joint Venture
      ---------------------------

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

The Partnership's share of TPA's gain on sale of the Taxter property was approximately $7.6 million; such gain was allocated 100% to Limited Partners.

Summarized balance sheets of TPA are as follows:

                                      July 31,          October 31,
                                        2000              1999
--------------------------------------------------------------------------------

Land and buildings, net             $   -             $15,680,607
Other                                 479,004           1,670,760
--------------------------------------------------------------------------------

Total assets                        $ 479,004         $17,351,367
================================================================================

Liabilities                         $ 245,319         $   214,272
Partners' Capital                     233,685          17,137,095
--------------------------------------------------------------------------------

Total liabilities and capital       $ 479,004         $17,351,367
================================================================================

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   Notes to Consolidated Financial Statements




Summarized income statements of TPA are as follows:


                         Three months                       Nine months
                         ended July 31,                    ended July 31,
                       2000         1999                2000          1999
--------------------------------------------------------------------------------

Operating Income  $   395,751    $1,706,457          $ 3,065,210    $4,705,145

Gain on sale of
  real estate      15,551,472         -                15,551,472        -
--------------------------------------------------------------------------------

                  $15,947,223    $1,706,457          $18,616,682    $4,705,145

Expenses              291,300     1,369,802            2,103,527     3,371,399
--------------------------------------------------------------------------------

Net income        $15,655,923    $  336,655          $16,513,155    $1,333,746
================================================================================

On March 31, 2000, TPA reclassified its investment in the Taxter property as real estate held for sale. Accordingly, since April 1, 2000, TPA has not recorded depreciation expense on the building and related improvements.

4.   Cash Reserves Distribution
     --------------------------

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

5.   Related Party Transactions
     --------------------------

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

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

Operations
----------

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

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.


PART II - OTHER INFORMATION
---------------------------


Item 6.     Exhibits & Reports on form 8-K
            ------------------------------

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

                                   DEAN WITTER REALTY INCOME
                                     PARTNERSHIP III, L.P.

                              By:  Dean Witter Realty Income
                                   Properties III Inc.
                                   Managing General Partner



Date: June 14, 2001           By:  /s/ E. Davisson Hardman, Jr.
                                   ---------------------------
                                   E. Davisson Hardman, Jr.
                                   President

Date: June 14, 2001           By:  /s/ Raymond E. Koch
                                   -------------------------
                                   Raymond E. Koch


                                   (Principal Financial and Accounting Officer)

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           Quarter Ended July 31, 2000

                                  Exhibit Index



Exhibit No.                   Description
--------------------------------------------------------------------------------
   27                         Financial Data Schedule