Form 10-K/A
period 2000-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-06-14
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

                         Commission File Number 0-18146

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                            13-3293754
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)


  2 World Trade Center, New York, NY                           10048
----------------------------------------       ---------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (212) 392-2974
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
         None                                            None


Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)



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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I.


The registrant is filing this Annual Report on Form 10-K/A because it inadvertently failed to file the Form 10-Q for the period ended April 30, 2000 during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.




ITEM 1.  BUSINESS
------   --------

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

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.


ITEM 2.  PROPERTIES
------   ----------

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


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.


                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         -----------------------------------------------------------------

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


ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                                   For the years ended October 31,
--------------------------------------------------------------------------------------------------------
                        2000(1)          1999(2)         1998(3)          1997(4)           1996(5)
--------------------------------------------------------------------------------------------------------
Total revenues        $ 8,230,846      $  1,854,601    $ 41,694,717     $  14,751,226     $  16,198,761

Net income
   (loss)             $ 7,750,729      $ (2,255,285)   $ 36,838,054     $   6,739,122     $  (4,954,508)
Net income
   (loss) per
   Unit of
   limited
   partnership
   interest           $     14.47      $      (4.80)   $      68.22     $       11.53     $       (8.35)

Cash distribu-
   tions paid
   per Unit of
   limited
   partnership
   interest (6), (7)  $     46.71      $      73.79    $     147.42     $       49.95     $       87.98

Total assets at
   October 31         $ 1,655,431      $ 18,950,640    $ 61,013,479     $ 103,790,868     $ 124,778,502


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

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

Independent Auditors' Report
----------------------------


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


                                                        /s/Deloitte & Touche LLP
                                                        DELOITTE & TOUCHE LLP

New York, New York
January 16, 2001

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED BALANCE SHEETS

                         As of October 31, 2000 and 1999


                                                   2000                 1999
--------------------------------------------------------------------------------
                                     ASSETS
Cash and cash equivalents                      $  1,614,341        $  1,744,447

Real estate held for sale                             -               9,457,148

Investments in joint venture                         41,090           6,962,579

Other assets                                          -                 786,466
--------------------------------------------------------------------------------
                                               $  1,655,431        $ 18,950,640
================================================================================



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities       $    241,686        $    343,550

Distribution payable to General Partners             83,019                -
--------------------------------------------------------------------------------
                                                    324,705             343,550
--------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                              (8,621,309)         (8,561,045)
   Limited partners
     ($500 per Unit, 534,020 Units issued)        9,952,035          27,168,135
--------------------------------------------------------------------------------
     Total partners' capital                      1,330,726          18,607,090
--------------------------------------------------------------------------------
                                               $  1,655,431        $ 18,950,640
================================================================================


          See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended October 31, 2000, 1999 and 1998


                                                      2000              1999             1998
------------------------------------------------------------------------------------------------
Revenues:
   Rental                                         $    35,231       $ 5,312,776      $ 6,945,820
   Equity in earnings of joint ventures             8,102,677           815,395       18,538,476
   Interest                                           247,613           272,182          245,759
   Other                                                4,976            10,953          237,126
   (Losses) gains on sales of real estate            (159,651)       (4,556,705)      15,727,536
------------------------------------------------------------------------------------------------
                                                    8,230,846         1,854,601       41,694,717
------------------------------------------------------------------------------------------------
Expenses:
   Property operating                                 160,093         2,295,355        2,129,425
   Depreciation                                          -              669,855        1,778,077
   Amortization                                          -               30,229           95,786
   General and administrative                         320,024           312,253          853,375
   Loss on impairment of real estate                     -              802,194           -
------------------------------------------------------------------------------------------------
                                                      480,117         4,109,886        4,856,663
------------------------------------------------------------------------------------------------
Net income (loss)                                 $ 7,750,729       $(2,255,285)     $36,838,054
================================================================================================
Net income (loss) allocated to:
   Limited partners                               $ 7,727,974       $(2,565,646)     $36,429,685
   General partners                                    22,755           310,361          408,369
------------------------------------------------------------------------------------------------
                                                  $ 7,750,729       $(2,255,285)     $36,838,054
================================================================================================
Net income (loss) per Unit of limited
   partnership interest                           $     14.47       $    (4.80)      $     68.22
================================================================================================



          See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

               For the years ended October 31, 2000, 1999 and 1998

                                             Limited               General
                                             Partners              Partners             Total
-------------------------------------------------------------------------------------------------
Partners' capital (deficiency) at
   November 1, 1997                       $111,434,638          $(8,453,230)        $102,981,408

Net income                                  36,429,685              408,369           36,838,054

Cash distributions                         (78,725,205)            (431,370)         (79,156,575)
-------------------------------------------------------------------------------------------------
Partners' capital (deficiency) at
  October 31, 1998                          69,139,118           (8,476,231)          60,662,887

Net loss                                    (2,565,646)             310,361           (2,255,285)

Cash distributions                         (39,405,337)            (395,175)         (39,800,512)
-------------------------------------------------------------------------------------------------
Partners' capital (deficiency) at
  October 31, 1999                          27,168,135           (8,561,045)          18,607,090

Net income                                   7,727,974               22,755            7,750,729

Cash distributions                         (24,944,074)             (83,019)         (25,027,093)
-------------------------------------------------------------------------------------------------
Partners' capital (deficiency) at
  October 31, 2000                        $  9,952,035          $(8,621,309)        $  1,330,726
=================================================================================================



          See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended October 31, 2000, 1999 and 1998

                                                  2000              1999             1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                           $  7,750,729      $ (2,255,285)     $ 36,838,054
    Adjustments to reconcile net income
      (loss) to net cash (used in)
      provided by operating activities:
      Depreciation                                  -                669,855         1,778,077
      Amortization                                  -                 30,229            95,786
      Equity in earnings of
        joint ventures                          (8,102,677)        (815,395)       (18,538,476)
      Losses (gains) on sales of
        real estate                                159,651         4,556,705       (15,727,536)
      Loss on impairment of real estate             -                802,194            -
      Decrease (increase) in other assets          286,466         1,048,045           (92,506)
      Decrease in accounts payable and
        accrued liabilities                       (101,864)         (117,298)         (394,628)
-----------------------------------------------------------------------------------------------

          Net cash (used in) provided by
             operating activities                   (7,695)        3,919,050         3,958,771
-----------------------------------------------------------------------------------------------
  Cash flows from investing activities:
    Proceeds from sale
      of real estate                             9,861,737        35,921,942        40,487,606
    Additions to real estate                       (64,240)       (1,164,147)         (908,072)
    Investments in joint ventures                 (574,310)         (123,207)         (598,049)
    Distributions from joint ventures           15,598,476         1,071,627        36,168,903
-----------------------------------------------------------------------------------------------
          Net cash provided by investing
             activities                         24,821,663        35,706,215        75,150,388
-----------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Cash distributions                        (25,027,093)      (39,800,512)      (79,156,575)
     Increase in distribution payable to
       General Partners                             83,019            -                 -
-----------------------------------------------------------------------------------------------
           Net cash used in
              financing activities             (24,944,074)      (39,800,512)      (79,156,575)
-----------------------------------------------------------------------------------------------
   Decrease in cash and
     cash equivalents                             (130,106)         (175,247)          (47,416)
   Cash and cash equivalents at
     beginning of year                           1,744,447         1,919,694         1,967,110
-----------------------------------------------------------------------------------------------
           Cash and cash equivalents at
              end of year                     $  1,614,341      $  1,744,477      $  1,919,694
===============================================================================================


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the years ended October 31, 2000, 1999 and 1998
                                   (continued)


                                                  2000              1999             1998
-----------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash
   lnvesting activities:
     Reclassification of real estate
       held for sale and write-off of
       related assets and liabilities:
       Real estate, at cost:
         Land                                 $     -           $  1,023,904      $     -
         Building and improvements                  -             10,173,674            -
         Accumulated depreciation                   -             (1,051,109)           -
       Deferred costs, net                          -                112,873            -
       Writedown of real estate
         for impairment                             -               (802,194)           -
-----------------------------------------------------------------------------------------------
         Real estate held for sale            $     -           $  9,457,148      $     -
===============================================================================================



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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

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



3.   Partnership Agreement
     ---------------------

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

4.   Real Estate Sold
     ----------------

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

5.   Investments in Joint Ventures
     -----------------------------

Taxter Corporate Park, Westchester County, New York

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Summarized balance sheet information of TPA is as follows:

                                                        October 31,
-------------------------------------------------------------------------------
                                                  2000                  1999
-------------------------------------------------------------------------------
Land and buildings, net                       $    -                $15,680,607
Other                                             103,101             1,670,760
-------------------------------------------------------------------------------
Total assets                                  $   103,101           $17,351,367
===============================================================================
Liabilities                                   $    10,968           $   214,272
Partners' capital                                  92,133            17,137,095
-------------------------------------------------------------------------------
Total liabilities and partners' capital       $   103,101           $17,351,367
===============================================================================


Summarized income statements of TPA are as follows:

                                            Years ended October 31,
                                    2000              1999             1998
-----------------------------------------------------------------------------
Gain on sale of real estate      $ 15,700,138     $     -         $    -
Rental income                       3,056,084       5,860,022       5,158,170
Other income                           10,398          45,245          67,779
-----------------------------------------------------------------------------
                                   18,766,620       5,905,267       5,225,949
-----------------------------------------------------------------------------
Property operating expenses         1,775,441       3,054,679       2,455,628
Depreciation and amortization         349,669       1,238,539       1,241,470
-----------------------------------------------------------------------------
                                    2,125,110       4,293,218       3,697,098
-----------------------------------------------------------------------------
Net income                       $ 16,641,510     $ 1,612,049     $ 1,528,851
=============================================================================

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

Summarized results of operations of the Chesterbrook joint venture are as follows:

                                             Years ended October 31,
                                      2000           1999             1998
------------------------------------------------------------------------------
Rental income                      $    -         $    -           $ 5,797,344
Gain on sale of property                -           363,375         63,770,914
Other income                            -              -                44,301
------------------------------------------------------------------------------
                                        -           363,375         69,612,559
------------------------------------------------------------------------------
Property operating expenses             -              -             1,873,518
Depreciation and amortization           -              -               860,360
------------------------------------------------------------------------------
                                        -              -             2,733,878
------------------------------------------------------------------------------
Net income                         $    -         $ 363,375        $66,878,681
==============================================================================

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Activity in investments in joint ventures is as follows:

                                                               Years ended October 31
                                                   2000                1999                  1998
-----------------------------------------------------------------------------------------------------
Investments at beginning of year             $  6,962,579          $ 7,095,604           $ 24,127,982
   Equity in earnings                           8,102,677              815,395             18,538,476
   Distributions                              (15,598,476)          (1,071,627)           (36,168,903)
   Contributions                                  574,310              123,207                598,049
-----------------------------------------------------------------------------------------------------
Investments at end of year                   $     41,090          $ 6,962,579           $  7,095,604
=====================================================================================================


The accounting policies of TPA and DWCA are the same as those of the Partnership.


6.   Cash Reserves Distribution
     --------------------------

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


8.   Summary of Quarterly Results (Unaudited)
     ----------------------------------------

                                                            Net Income (Loss)
                                                               Per Unit of
                                                           limited partnership
                  Revenue (Loss)     Net Income (Loss)          interest
                  --------------     -----------------     -------------------
2000
   January 31     $    218,502       $         35,498      $         0.05
   April 30            254,951                183,600                0.31
   July 31           7,787,152              7,733,924               14.46
   October 31          (29,759)              (202,293)              (0.35)
                  --------------     -----------------     -------------------
   Total          $  8,230,846       $      7,750,729      $        14.47
                  ==============     =================     ===================
1999
   January 31     $  1,909,773       $        891,434      $         1.50
   April 30         (3,271,799)            (4,264,452)              (8.10)
   July 31           1,567,877              1,074,180                1.81
   October 31        1,648,750                 43,553               (0.01)
                  --------------     -----------------     -------------------
   Total          $  1,854,601       $     (2,255,285)     $        (4.80)
                  ==============     =================     ===================

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

None.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                                     Position with the
Name                                               Managing General Partner
----                                        -----------------------------------

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

Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.


ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

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

The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

         (b) The directors and executive officers of the Managing General Partner own the following Units as of December 31, 2000:

                              Amount and
  Title of                     Name of                           Nature of
   Class                   Beneficial Owner                 Beneficial Ownership
------------            ----------------------              --------------------

Limited                 All directors and                            *
Partnership             executive officers of
Interests               the Managing General
                        Partner, as a group


* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

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

                                  SCHEDULE III
                                  ------------

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                    Real Estate and Accumulated Depreciation

                                October 31, 2000


(A) Reconciliation of real estate owned at October 31:

                                            2000           1999            1998
                                            ----           ----            ----

Balance at beginning of year            $     -        $ 64,098,224    $ 82,951,460
Additions (deletions) during period:
  Improvements                                -           1,066,292         908,072
  Write-offs due to
    lease expirations                         -                            (400,772)
  Real estate sold                            -         (53,966,938)    (19,360,536)
  Reclass to real estate held
    for sale                                  -         (10,395,384)         -
  Loss on impairment of
    Real Estate                               -            (802,194)         -
------------------------------------------------------------------------------------
Balance at end of period                $     -        $     -         $ 64,098,224
====================================================================================


(B) Reconciliation of accumulated depreciation:

                                            2000           1999             1998
                                            ----           ----             ----

Balance at beginning of period          $     -        $ 14,356,686    $ 20,484,407
  Depreciation expense                        -             669,855       1,778,077
  Write-offs due to lease
    expirations                               -              -             (295,616)
  Real estate sold                            -         (13,975,432)     (7,610,182)
  Reclass to real estate
    held for sale                             -          (1,051,109)         -
------------------------------------------------------------------------------------
Balance end of period                   $     -        $     -         $ 14,356,686
====================================================================================


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By: Dean Witter Realty Income Properties III Inc.
           Managing General Partner


By: /s/ E. Davisson Hardman, Jr.                             Date: June 14, 2001
    --------------------------------------------
    E. Davisson Hardman, Jr.
    President


By: /s/ Raymond E. Koch                                      Date: June 14, 2001
    --------------------------------------------
    Raymond E. Koch
    Controller
    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner


/s/ William B. Smith                                         Date: June 14, 2001
-----------------------------------------
William B. Smith
Chairman of the Board of Directors


/s/ E. Davisson Hardman, Jr.                                 Date: June 14, 2001
-----------------------------------------
E. Davisson Hardman, Jr.
Director


/s/ Ronald T. Carman                                         Date: June 14, 2001
-----------------------------------------
Ronald T. Carman
Director