Form 10-Q/A
period 2001-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-06-14
CIK 784161

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]   No |X|

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


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



Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 BALANCE SHEETS


                                             January 31, 2001  October 31, 2000
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                       $ 1,654,883       $ 1,614,341

Investment in joint venture                          12,528            41,090
--------------------------------------------------------------------------------

                                                $ 1,667,411       $ 1,655,431
================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities        $   269,014       $   241,686

Distribution payable to General Partners             83,019            83,019
--------------------------------------------------------------------------------

                                                $   352,033       $   324,705
--------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                             (8,622,844)       (8,621,309)
   Limited partners ($500 per Unit, 534,020
     Units issued)                                9,938,222         9,952,035
--------------------------------------------------------------------------------

     Total partners' capital                      1,315,378         1,330,726
--------------------------------------------------------------------------------

                                                $ 1,667,411       $ 1,655,431
================================================================================




                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF OPERATIONS

                  Three months ended January 31, 2001 and 2000


                                                   2001              2000
--------------------------------------------------------------------------------

Revenues:
   Rental                                       $         -       $    35,231
   Equity in earnings of joint venture                  243           145,042
   Loss on sale of real estate                            -          (31,095)
   Interest and other                                24,168            69,324
--------------------------------------------------------------------------------

                                                     24,411           218,502
--------------------------------------------------------------------------------

Expenses:
   Property operating                              (28,346)            17,685
   General and administrative                        68,105           165,319
--------------------------------------------------------------------------------

                                                     39,759           183,004
--------------------------------------------------------------------------------

Net (loss) income                               $  (15,348)       $    35,498
================================================================================

Net (loss) income allocated to:
   Limited partners                             $  (13,813)       $    28,840
   General partners                                 (1,535)             6,658
--------------------------------------------------------------------------------

                                                $  (15,348)       $    35,498
================================================================================

Net (loss) income per Unit of limited
  partnership interest                          $    (0.03)       $      0.05
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