Form 10-Q
period 2001-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-06-14
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18146


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


           Delaware                                       13-3293754
--------------------------------------------------------------------------------
   (State of organization)                     (IRS Employer Identification No.)


    2 World Trade Center, New York, NY                     10048
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


                                 (212) 392-2974
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 BALANCE SHEETS

                                                     April 30,   October 31,
                                                        2001        2000
--------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                            $  656,825  $  1,614,341

Investment in joint venture                              12,528        41,090
--------------------------------------------------------------------------------
                                                     $  669,353  $  1,655,431
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities             $  218,455  $    241,686

Distributions payable to General Partners               115,566        83,019
--------------------------------------------------------------------------------
                                                        334,021       324,705
--------------------------------------------------------------------------------
Partners' capital (deficiency):
  General partners                                   (8,662,027)   (8,621,309)
  Limited partners ($500 per Unit,
     534,020 Units issued)                            8,997,359     9,952,035
--------------------------------------------------------------------------------
   Total partners' capital                              335,332     1,330,726
--------------------------------------------------------------------------------
                                                     $  669,353  $  1,655,431
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




                            STATEMENTS OF OPERATIONS

               Three and six months ended April 30, 2001 and 2000

                                    Three months ended          Six months ended
                                         April 30,                  April 30,
                                  -----------------------     -----------------------
                                     2001         2000          2001          2000
-------------------------------------------------------------------------------------
Revenues:
  Rental                          $     -      $     -        $    -       $   35,231
  Equity in earnings of joint
    venture                             -         237,284           243       382,326
  Losses on sale of real estate         -         (18,069)         -          (49,164)
  Interest and other                   7,169       35,736        31,337       105,060
-------------------------------------------------------------------------------------
                                       7,169      254,951        31,580       473,453
-------------------------------------------------------------------------------------
Expenses:
  Property operating                  (3,413)       9,287       (31,759)       26,972
  General and administrative          76,948       62,064       145,053       227,383
-------------------------------------------------------------------------------------
                                      73,535       71,351       113,294       254,355
-------------------------------------------------------------------------------------
Net (loss) income                 $  (66,366)  $  183,600     $ (81,714)   $  219,098
=====================================================================================

Net (loss) income allocated to:
  Limited Partners                $  (59,730)  $  163,432     $ (73,543)   $  192,272
  General Partners                    (6,636)      20,168        (8,171)       26,826
-------------------------------------------------------------------------------------
                                  $  (66,366)  $  183,600     $ (81,714)   $  219,098
=====================================================================================
Net (loss) income per Unit of
  limited partnership interest    $    (0.11)  $     0.31     $   (0.14)   $     0.36
=====================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2001


                                  Limited        General
                                  Partners       Partners       Total
------------------------------------------------------------------------
Partners' capital (deficiency)
  at November 1, 2000             $9,952,035   $(8,621,309)   $1,330,726

Net loss                             (73,543)       (8,171)      (81,714)

Distributions                       (881,133)      (32,547)     (913,680)
------------------------------------------------------------------------
Partners' capital (deficiency)
  at April 30, 2001               $8,997,359   $(8,662,027)   $  335,332
========================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




                            STATEMENTS OF CASH FLOWS

                    Six months ended April 30, 2001 and 2000


                                                                  2001         2000
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                           $  (81,714)  $  219,098
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Losses on sale of real estate                                 -          49,164
      Equity in earnings of joint venture                           (243)    (382,326)
      Decrease in other assets                                      -         314,465
      Decrease in accounts payable and accrued liabilities       (23,231)     (86,617)
-------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities     (105,188)     113,784
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from real estate sold                                    -       9,472,224
  Additions to real estate held for sale                            -         (64,240)
  Investments in joint venture                                      -        (557,792)
  Distributions from joint venture                                28,805      425,167
-------------------------------------------------------------------------------------
        Net cash  provided by investing activities                28,805    9,275,359
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions                                                 (913,680)  (9,190,484)
  Increase in distributions payable to General Partners           32,547         -
-------------------------------------------------------------------------------------
        Net cash used in financing activities                   (881,133)  (9,190,484)
-------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                (957,516)     198,659

Cash and cash equivalents at beginning of period               1,614,341    1,744,447
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  656,825   $1,943,106
=====================================================================================


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

The Partnership's last remaining property investment was its 44.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership in 2001.

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the 2000 losses on sale of real estate, such adjustments consist only of normal recurring accruals.

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

Summarized income statements of TPA are as follows:

                                    Three months ended          Six months ended
                                         April 30,                  April 30,
                                  -----------------------     -----------------------
                                     2001         2000          2001          2000
-------------------------------------------------------------------------------------
Revenues                          $     -      $1,332,700     $     544    $2,669,459

Expenses                                -         800,675          -        1,812,227
-------------------------------------------------------------------------------------
Net income                        $     -      $  532,025     $     544    $  857,232
=====================================================================================


3.  Related Party Transactions
    --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2001 and 2000, the Partnership incurred approximately $42,000 and $75,000, respectively, for these services. These amounts are included in general and administrative expenses. The 2001 fees are also included in accounts payable and accrued liabilities as of April 30, 2001.


4.  Cash Distribution
    -----------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $881,000($1.65 per Unit). This distribution consisted of approximately $588,000($1.10 per Unit) of previously undistributed proceeds from the sale of the Taxter property and cash reserves of $293,000($0.55 per Unit). The General Partners deferred receipt of their share of the cash reserves distribution (approximately $32,500) to ensure that the Partnership would have cash on hand to cover

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Notes to Financial Statements




all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

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

Operations
----------

Fluctuations in the Partnership's operating results for the three and six month periods ended April 30, 2001 compared to 2000 were primarily attributable to the following:

The decreases in equity in earnings of joint venture in 2001 are due to the loss of operating income from TPA after it sold the Taxter property in May 2000.

The losses on sale of real estate in fiscal 2000 were generated by the November 1999 sale of the Westland Crossing shopping center.

The absence of rental revenues and positive property operating expenses in 2001 is due to the fiscal 2000 sale of the Westland Crossing property.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




Interest and other revenues decreased during the six month period ended April 30, 2001 compared to 2000 primarily due to the interest earned on the proceeds from the fiscal 2000 sale of the Westland Crossing property before such proceeds were distributed to the Limited Partners in December 1999.

The negative property operating expenses in 2001 were primarily caused by the collection of tenant receivables which were previously written off by the Partnership.

There were no other individually significant factors which caused changes in revenues and expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.




                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits & Reports on form 8-K
-------   ------------------------------

          (a) Exhibits.

              None

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


                                          DEAN WITTER REALTY INCOME
                                            PARTNERSHIP III, L.P.


                                          By: Dean Witter Realty Income
                                                Properties III Inc.
                                              Managing General Partner


Date: June 13, 2001                           By: /s/ E. Davisson Hardman, Jr.
                                                 -------------------------------
                                                 E. Davisson Hardman, Jr.
                                                 President


Date: June 13, 2001                           By: /s/ Raymond E. Koch
                                                 -------------------------------
                                                 Raymond E. Koch
                                                 Controller
                                                 (Principal Financial and
                                                  Accounting Officer)