Form 10-Q
period 2001-07-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2001-09-14
CIK 784161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended July 31, 2001

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

Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X     No
                                            -------      -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                                            DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                                         BALANCE SHEETS


                                                                                                  July 31,           October 31,
                                                                                                    2001                 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                             ASSETS

Cash and cash equivalents                                                                      $   647,418              $ 1,614,341

Investment in joint venture                                                                         12,528                   41,090

Other assets                                                                                        10,882                       --
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $   670,828              $ 1,655,431
===================================================================================================================================


                                                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                                                       $   273,494              $   241,686

Distributions payable to General Partners                                                          115,566                   83,019
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   389,060                  324,705
------------------------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General Partners                                                                             (8,667,384)              (8,621,309)
   Limited Partners ($500 per Unit,
     534,020 Units issued)                                                                       8,949,152                9,952,035
------------------------------------------------------------------------------------------------------------------------------------

     Total partners' capital                                                                       281,768                1,330,726
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               $   670,828              $ 1,655,431
===================================================================================================================================

                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF OPERATIONS

               Three and nine months ended July 31, 2001 and 2000

                                                                      Three months ended                     Nine months ended
                                                                           July 30,                             July 31,
                                                                           -------                              -------

                                                                      2001            2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Rental                                                          $      --         $      --         $      --         $    35,231
  Equity in earnings of joint
venture                                                                  --           7,663,104               243         8,045,430
  Loss on sale of real estate                                            --                --                --             (49,164)
  Interest and other                                                    4,061           124,048            35,398           229,108
------------------------------------------------------------------------------------------------------------------------------------

                                                                        4,061         7,787,152            35,641         8,260,605
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Property operating                                                   (1,728)            8,172           (33,487)           35,144
  General and administrative                                           59,353            45,056           204,406           272,439
------------------------------------------------------------------------------------------------------------------------------------

                                                                       57,625            53,228           170,919           307,583
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                                 $   (53,564)      $ 7,733,924       $  (135,278)      $ 7,953,022
====================================================================================================================================

Net (loss) income allocated to:

  Limited Partners                                                $   (48,207)      $ 7,722,183       $  (121,750)      $ 7,914,455
  General Partners                                                     (5,357)           11,741           (13,528)           38,567
------------------------------------------------------------------------------------------------------------------------------------

                                                                  $   (53,564)      $ 7,733,924       $  (135,278)      $ 7,953,022
====================================================================================================================================

Net (loss) income per Unit of
limited partnership interest                                      $     (0.09)      $     14.46       $     (0.23)      $     14.82
====================================================================================================================================


                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2001

                                 Limited            General
                                 Partners           Partners          Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
   at November 1, 2000          $ 9,952,035        $(8,621,309)    $ 1,330,726

Net loss                           (121,750)           (13,528)       (135,278)

Distributions                      (881,133)           (32,547)       (913,680)
--------------------------------------------------------------------------------
Partners' capital (deficiency)
   at July 31, 2001             $ 8,949,152        $(8,667,384)    $   281,768
================================================================================

                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2001 and 2000

                                                                                                      2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                                           $   (135,278)           $  7,953,022
   Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
       Loss on sale of real estate                                                                       --                  49,164
       Equity in earnings of joint venture                                                             (243)             (8,045,430)
       (Increase) decrease in other assets                                                          (10,882)                687,180
       Increase (decrease) in accounts payable and
         accrued liabilities                                                                         31,808                 (63,969)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) provided by operating activities                                       (114,595)                579,967
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from real estate sold                                                                      --                 9,472,224
   Additions to real estate held for sale                                                              --                   (64,240)
   Investments in joint venture                                                                        --                  (574,310)
   Distributions from joint venture                                                                  28,805              15,478,097
------------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by investing activities                                                   28,805              24,311,771
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Distributions                                                                                   (913,680)            (25,018,344)
   Increase in distributions payable to General Partners                                             32,547                  74,270
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                                     (881,133)            (24,944,074)
------------------------------------------------------------------------------------------------------------------------------------
 Decrease in cash and cash equivalents                                                             (966,923)                (52,336)

Cash and cash equivalents at beginning of period                                                  1,614,341               1,744,447
====================================================================================================================================

Cash and cash equivalents at end of period                                                     $    647,418            $  1,692,111
====================================================================================================================================




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

Net (loss)income per Unit of limited partnership interest amounts are calculated by dividing net (loss)income allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the 2000 loss on sale of real estate and the gain on the sale of the Taxter property included in equity in earnings of joint venture in 2000, such adjustments consist only of normal recurring accruals.

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

Summarized income statements of TPA are as follows:

                               Three months                Nine months
                              ended July 31,              ended July 31,
                             2001        2000           2001         2000
--------------------------------------------------------------------------------
Operating income       $      --     $   395,751     $    544     $ 3,065,210

Gain on sale of
 real estate                  --      15,551,472           --      15,551,472
--------------------------------------------------------------------------------
                              --      15,947,223          544      18,616,682
Expenses                      --         291,300           --       2,103,527
--------------------------------------------------------------------------------
Net income             $      --     $15,655,923     $    544     $16,513,155
--------------------------------------------------------------------------------

3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 2001 and 2000, the Partnership incurred approximately $63,000 and $113,000, respectively, for these services. These amounts are included in general and administrative expenses. The 2001 fees are also included in accounts payable and accrued liabilities as of July 31, 2001.

4.   Cash Distribution
     -----------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $881,000($1.65 per Unit). This distribution consisted of approximately $588,000($1.10 per Unit) of previously undistributed proceeds from the sale of the Taxter property and cash reserves of $293,000($0.55 per Unit). The

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Notes to Financial Statements

General Partners deferred receipt of their share of the cash reserves distribution (approximately $32,500) to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.65 per Unit. The Partnership believes that its cash reserves are adequate for its needs until the Partnership is terminated.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations
----------

Fluctuations in the Partnership's operating results for the three and nine month periods ended July 31, 2001 compared to 2000 were primarily attributable to the following:

The decreases in equity in earnings of joint venture in 2001 are due to the loss of operating income from TPA after it sold the Taxter property in May 2000. Also, the Partnership's share of the gain on sale of the Taxter property (approximately $7.6 million) was included in the equity in earnings of joint venture amounts in 2000.

The loss on sale of real estate in fiscal 2000 was generated by the November 1999 sale of the Westland Crossing shopping center. The absence of rental revenues and positive property operating expenses in 2001 was due to the fiscal 2000 sale of the Westland Crossing property.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

The decreases in interest and other revenues in 2001 compared to 2000 were primarily due to the absence in 2001 of the first quarter 2000 interest earned on the Westland Crossing sale proceeds and the third quarter 2000 interest earned on the Taxter sale proceeds until such proceeds were distributed to the Limited Partners.

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

                             DEAN WITTER REALTY INCOME
                             PARTNERSHIP III, L.P.

                             By: Dean Witter Realty Income Properties III Inc.
                                 Managing General Partner


Date: September 11, 2001     By: /s/E. Davisson Hardman, Jr.
                                 ---------------------------
                                 E. Davisson Hardman, Jr.
                                 President

Date: September 11, 2001     By: /s/Raymond E. Koch
                                 --------------------------
                                 Raymond E. Koch
                                 Vice President,
                                 Assistant Secretary and
                                 Controller
                                 (Principal Financial and
                                 Accounting Officer)