Form 10-K
period 2001-10-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2002-01-28
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18146

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            13-3293754
- -----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

1221 Avenue of the Americas, New York, NY                               10020
- -----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (800) 829-8585
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
      None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

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

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last property investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which Taxter Corporate Park, the last property investment, was sold. The Partnership owned its 44.6% interest in the Taxter property through a joint venture, and the Partnership cannot wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 5 to the consolidated financial statements in Item 8). The Managing General Partner plans to terminate the Partnership as soon as possible in 2002.

The Partnership considered its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's consolidated financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at 1221 Avenue of the Americas, New York, New York 10020. The Partnership has no other offices.

As of October 31, 2001, the Partnership did not own any property investments.

In November 1999, the Partnership sold the Westland Crossing Shopping Center, which is located in Westland, Michigan. In May 2000, the joint venture which owned the Taxter Corporate Park sold the property, which is located in Westchester, New York.

Further information relating to the Partnership's properties is included in footnotes 4 and 5 to the consolidated financial statements in Item 8.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

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

As of December 31, 2001, there were 33,182 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

As discussed in Item I, the Partnership plans to make its final distribution of previously undistributed cash reserves as soon as possible in fiscal year 2002.

During the year ended October 31, 2001, the Partnership distributed, 100% to Limited Partners, approximately $1.65 per Unit (including approximately $588,000 ($1.10 per Unit) of the remaining undistributed proceeds from the sale of the Taxter property). Total distributions were $913,680, with $881,133 distributed to the Limited Partners and $32,547 payable to the General Partners.

During the year ended October 31, 2000, the Partnership paid cash distributions aggregating $46.71 per Unit (including (a) approximately $17.53 per Unit from the net proceeds from the sale of the Westland Crossing property, (b) $26.73 per Unit from a portion of the Partnership's share of the net proceeds from the sale of the Taxter Corporate Park property, and (c) $1.05 per Unit from previously undistributed proceeds from the sales of the Chesterbrook and Laurel Lakes properties). Total distributions were $25,027,093, with $24,944,074 distributed to Limited Partners and $83,019 payable to the General Partners.

The General Partners deferred receipt of their share of the cash reserve distributions in 2000 and 2001 to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the
Partnership:

                                                           FOR THE YEARS ENDED OCTOBER 31
                                     ------------------------------------------------------------------------------
                                         2001            2000(1)         1999(2)          1998(3)         1997(4)
                                     ------------     ------------    ------------     ------------    ------------
Total revenues                       $     38,683     $  8,230,846    $  1,854,601     $ 41,694,717    $ 14,751,226

Net (loss) income                    $    (74,172)    $  7,750,729    $ (2,255,285)    $ 36,838,054    $  6,739,122

Net (loss) income per unit of        $      (0.13)    $      14.47    $      (4.80)    $      68.22    $      11.53
limited partnership interest

Cash  distributions paid per Unit    $       1.65     $      46.71    $      73.79     $     147.42    $      49.95
of limited partnership
interest(5,6)

Total assets at October 31           $    683,351     $  1,655,431    $ 18,950,640     $ 61,013,479    $103,790,868

(1) Revenues and net income include the Partnership's share of the gain from the sale of the Taxter property and the loss from the sale of the Westland Crossing property.

(2) Revenues and net loss include the loss from the sale of the Laurel Lakes property and the net loss also includes the impairment write-down of the Westland Crossing property.

(3) Revenues and net income include the gains from the sales of the Holcomb Woods and Glenhardie III and IV properties, and the Partnership's share of the gain from the sale of the Chesterbrook property.

(4) Revenues and net income include the Partnership's share of the gain from the sale of the Tech Park property.

(5) Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $1.65, $37.04, $73.79, $82.26 and $49.95, for the years ended October 31, 2001, 2000, 1999, 1998 and 1997 respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

(6)   Includes distributions of proceeds from sales of real estate as follows:
      2001-$1.10; 2000-$45.31; 1999-$67.13; 1998-$140.15; and 1997-$31.55.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As a result of the September 11, 2001 destruction of the World Trade Center, the Partnerhsip changed the location of its principal offices to 1221 Avenue of the Americas, New York, NY 10020.

The 2 World Trade Center address was the location of management and administration of the Partnership; the Partnership did not hold any of its assets at this location. The Managing General Partner does not expect that the tragedy will adversely affect the operations of the Partnership.

The Partnership raised $267,010,000 in a public offering of 534,020 Units which was terminated in 1987. The Partnership has no plans to raise additional capital.

The Partnership purchased, directly or through a partnership interest, six office properties and five retail properties. No additional investments are planned.

As discussed in Note 5 to the consolidated financial statements in Item 8, the joint venture ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's last remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 44.6% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible in 2002.

As discussed in Note 6 to the consolidated financial statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $1.65 per Unit. The Partnership believes that its cash reserves are adequate for its needs until the Partnership is terminated.

Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 2001 compared to 2000 and for the year ended October 31, 2000 compared to 1999 were primarily attributable to the following:

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

The Partnership's equity in earnings of joint ventures was higher in 2000 compared to 2001 and 1999 due to the Partnership's share of the May 2000 gain on sale of the Taxter property (approximately $7.7 million). The decrease in equity earnings of joint venture in 2001 compared to 2000 was also due to the loss of operating income from TPA after it sold the Taxter property in May 2000.

The loss on sale of real estate in 2000 resulted from the November 1999 sale of the Westland Crossing shopping center. The loss on sale of real estate in 1999 resulted from the September 1999 sale of the Laurel Lakes shopping center.

Rental revenues and property operating expenses decreased in 2000 (and were eliminated in 2001), and depreciation and amortization expenses were eliminated in 2000 due to the sales of the Westland Crossing and Laurel Lakes properties.

The decrease in interest revenues in 2001 compared to 2000 was primarily due to the absence in 2001 of the first quarter 2000 interest earned on the Westland Crossing sale proceeds and the third quarter 2000 interest earned on the Taxter sale proceeds until such proceeds were distributed to the Limited Partners.

The negative property operating expenses in 2001 were primarily caused by the collection of tenant receivables which were previously written off by the Partnership.

General and administrative expenses decreased in 2001 compared to 2000 primarily due to the decreased level of Partnership activities while the Partnership winds up its affairs.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX

(a)   Consolidated Financial Statements

      Independent Auditors' Report

      Consolidated Balance Sheets at October 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended
        October 31, 2001, 2000 and 1999

      Consolidated Statements of Partners' Capital for the years ended October 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the years ended
        October 31, 2001, 2000, and 1999

      Notes to Consolidated Financial Statements

(b)   Financial Statement Schedules

III.  Real Estate and Accumulated Depreciation


All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

INDEPENDENT AUDITORS' REPORT

To The Partners of
Dean Witter Realty Income Partnership III, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership III, L.P. and consolidated partnership (the "Partnership") as of October 31, 2001 and 2000 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership III, L.P. and consolidated partnership as of October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended October 31, 2000 the Partnership sold its remaining property investments, which effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to distribute the Partnership's previously undistributed cash reserves, and terminate.

                                           /s/ Deloitte & Touche LLP
                                           DELOITTE & TOUCHE LLP

New York, New York
January 22, 2002

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                           CONSOLIDATED BALANCE SHEETS

                         AS OF OCTOBER 31, 2001 AND 2000



                                                   2001             2000
                                               -----------      -----------

                                    ASSETS

Cash and cash equivalents                      $   659,941      $ 1,614,341

Investment in joint venture                         12,528           41,090

Other assets                                        10,882               --
                                               -----------      -----------
                                               $   683,351      $ 1,655,431
                                               ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities       $   224,911      $   241,686

Distributions payable to General Partners          115,566           83,019
                                               -----------      -----------
                                                   340,477          324,705
                                               -----------      -----------

Partners' capital (deficiency):
   General Partners                             (8,661,273)      (8,621,309)
   Limited Partners
     ($500 per Unit, 534,020 Units issued)       9,004,147        9,952,035
                                               -----------      -----------

   Total partners' capital                         342,874        1,330,726
                                               -----------      -----------

                                               $   683,351      $ 1,655,431
                                               ===========      ===========



           See accompanying notes to consolidated financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                  2001             2000             1999
                                               -----------      -----------      -----------
Revenues:
      Rental                                   $        --      $    35,231      $ 5,312,776
      Equity in earnings of joint ventures             243        8,102,677          815,395
      Interest                                      38,440          247,613          272,182
      Other                                             --            4,976           10,953
      Losses on sales of real estate                    --         (159,651)      (4,556,705)
                                               -----------      -----------      -----------

                                                    38,683        8,230,846        1,854,601
                                               -----------      -----------      -----------

Expenses:
      Property operating                           (43,768)         160,093        2,295,355
      Depreciation                                      --               --          669,855
      Amortization                                      --               --           30,229
      General and administrative                   156,623          320,024          312,253
      Loss on impairment of real estate                 --               --          802,194
                                               -----------      -----------      -----------

                                                   112,855          480,117        4,109,886
                                               -----------      -----------      -----------

Net (loss) income                              $   (74,172)     $ 7,750,729      $(2,255,285)
                                               ===========      ===========      ===========

Net (loss) income allocated to:
      Limited Partners                         $   (66,755)     $ 7,727,974      $(2,565,646)
      General Partners                              (7,417)          22,755          310,361
                                               -----------      -----------      -----------
                                               $   (74,172)     $ 7,750,729      $(2,255,285)
                                               ===========      ===========      ===========

Net (loss) income per Unit of limited
      partnership interest                     $     (0.13)     $     14.47      $     (4.80)
                                               ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                         LIMITED          GENERAL
                                        PARTNERS          PARTNERS           TOTAL
                                      ------------      ------------      ------------
Partners' capital (deficiency) at
November 1, 1998                      $ 69,139,118      $ (8,476,231)     $ 60,662,887
                                      ------------      ------------      ------------

Net loss                                (2,565,646)          310,361        (2,255,285)

Cash distributions                     (39,405,337)         (395,175)      (39,800,512)
                                      ------------      ------------      ------------
Partners' capital (deficiency) at
October 31, 1999                        27,168,135        (8,561,045)       18,607,090

Net income                               7,727,974            22,755         7,750,729

Distributions                          (24,944,074)          (83,019)      (25,027,093)
                                      ------------      ------------      ------------

Partners' capital (deficiency) at
October 31, 2000                         9,952,035        (8,621,309)        1,330,726

Net loss                                   (66,755)           (7,417)          (74,172)

Distributions                             (881,133)          (32,547)         (913,680)
                                      ------------      ------------      ------------

Partners' capital (deficiency) at
October 31, 2001                      $  9,004,147      $ (8,661,273)     $    342,874
                                      ============      ============      ============

           See accompanying notes to consolidated financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                        2001              2000              1999
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
   Net (loss) income                                                $    (74,172)     $  7,750,729      $ (2,255,285)
     Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
     Depreciation                                                             --                --           669,855
     Amortization                                                             --                --            30,229
     Equity in earnings of joint ventures                                   (243)       (8,102,677)         (815,395)
     Losses on sales of real estate                                           --           159,651         4,556,705
     Loss on impairment of real estate                                        --                --           802,194
     (Increase) decrease in other assets                                 (10,882)          286,466         1,048,045
     Decrease in accounts payable and accrued liabilities                (16,775)         (101,864)         (117,298)
                                                                    ------------      ------------      ------------

          Net cash (used in) provided by
          operating activities                                          (102,072)           (7,695)        3,919,050
                                                                    ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of real estate                                          --         9,861,737        35,921,942
   Additions to real estate                                                   --           (64,240)       (1,164,147)
   Investments in joint ventures                                              --          (574,310)         (123,207)
   Distributions from joint ventures                                      28,805        15,598,476         1,071,627
                                                                    ------------      ------------      ------------

Net cash provided by investing activities                                 28,805        24,821,663        35,706,215
                                                                    ------------      ------------      ------------

Cash flows from financing activities:
   Distributions                                                        (913,680)      (25,027,093)      (39,800,512)
   Increase in distributions payable to General Partners                  32,547            83,019                --
                                                                    ------------      ------------      ------------

     Net cash used in financing activities                              (881,133)      (24,944,074)      (39,800,512)
                                                                    ------------      ------------      ------------

Decrease in cash and cash equivalents                                   (954,400)         (130,106)         (175,247)

Cash and cash equivalents at beginning of year                         1,614,341         1,744,447         1,919,694
                                                                    ------------      ------------      ------------

Cash and cash equivalents at end of year                            $    659,941      $  1,614,341      $  1,744,447
                                                                    ============      ============      ============
Supplemental disclosure of non-cash investing activities:
   Reclassification  of real estate held for sale and write-off of related assets and liabilities:
     Real estate, at cost:
        Land                                                        $         --      $         --      $  1,023,904
        Building and improvements                                             --                --        10,173,674
        Accumulated depreciation                                              --                --        (1,051,109)
     Deferred costs, net                                                      --                --           112,873
     Writedown of real estate for impairment                                  --                --          (802,194)
                                                                    ------------      ------------      ------------
     Real estate held for sale                                      $         --      $         --      $  9,457,148
                                                                    ============      ============      ============

           See accompanying notes to consolidated financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 2001, 2000 AND 1999

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

In fiscal year 2000, the Partnership's last two property investments, Westland Crossing and Taxter Corporate Park, were sold on November 16, 1999 and May 23, 2000, respectively (see Notes 4 and 5). The sale of the Taxter property on May 23, 2000 has effectuated the dissolution of the Partnership. The Partnership owned its 44.6% interest in the Taxter property through a joint venture ("TPA"), and the Partnership cannot wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 5). The Managing General Partner plans to terminate the Partnership as soon as possible in 2002.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the accounts of the Partnership and Laurel-Vincent Place Associates Limited Partnership (owner of the Laurel Lakes property) on a consolidated basis. The Partnership owned a 99.999% General Partnership interest in Laurel-Vincent Place Associates Limited Partnership until the sale of the Laurel Lakes property in September 1999. The remaining interests in this partnership were held by the Managing General Partner.

The equity method of accounting has been applied to the Partnership's 44.6% general partnership interest in TPA and its 26.7% general partnership interest in the partnership ("DWCA") which owned interests in Chesterbrook Corporate Center (sold in April 1998).

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At least annually, and more often if circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of its real estate (including that held by its joint ventures) and any related assets. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of its properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The cash flows used to evaluate the recoverability of the assets and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

Deferred leasing commissions were amortized over the applicable lease terms.

Tenant leases were accounted for as operating leases. Rental income was recognized on a straight-line basis over the lives of the respective leases.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For income tax purposes, the Partnership's results are reported for the calendar year. The accounting policies used for tax reporting purposes differed from those used for financial reporting as follows: a) depreciation was calculated using accelerated methods; (b) rental income was recognized based on the payment terms in the applicable leases; and (c) writedowns for impairment of real estate were not deductible. In addition, offering costs were treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $25.5 million higher than the amounts reported for financial statement purposes.


3.   PARTNERSHIP AGREEMENT

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

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

Distributions paid to Limited Partners include returns of capital per Unit of limited partnership interest of $1.65, $37.04 and $73.79 for the years ended October 31, 2001, 2000 and 1999, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.


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

The closing of the sale of Westland Crossing took place on November 16, 1999. At closing: a) the Partnership received proceeds of approximately $9.1 million, net of closing costs and other deductions (including $373,800 of capital expenditure commitments) and established a $250,000 escrow to secure the Partnership's obligations, if any, pursuant to representations and warranties in the Agreement; and b) New Plan discontinued a lawsuit which it had commenced against the Partnership in September 1999 to compel the Partnership to sell the property to it. The Partnership received the escrow deposit, plus interest, in May 2000.

In fiscal 1999, the Partnership wrote down the net carrying value of the Westland Crossing property to the amount expected to be received from its sale (including the return of the escrow), resulting in an impairment loss of approximately $802,000. An additional loss on the sale of approximately $160,000 was recognized in fiscal 2000. At November 1, 1999, the property was classified as real estate held for sale.

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

The losses on sales of real estate were allocated 100% to the Limited Partners.

The Partnership has distributed all of the net proceeds from property sales 100% to Limited Partners.

5.   INVESTMENTS IN JOINT VENTURES

Taxter Corporate Park, Westchester County, New York

Pursuant to a Purchase and Sale Agreement dated as of April 4, 2000, as amended, on May 23, 2000, TPA sold the land and buildings which comprise the Taxter property to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate of the Partnership and conveyed to the Purchaser certain interests in the Taxter property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

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

The Partnership paid, 100% to Limited Partners, cash distributions which included Taxter sale proceeds of approximately $14.3 million ($26.73 per Unit) and $0.6 million ($1.10 per Unit) in 2000 and 2001, respectively.

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. The Partnership understands that TPA must settle this appeal and resolve other matters, outstanding with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these matters is not anticipated to require any significant funding from the Partnership.

TPA is also owned 40.6% by Dean Witter Realty Income Partnership IV, L.P., an affiliated public partnership, and 14.8% by Dean Witter Realty Income Partnership II, L.P., an affiliated public partnership.

The joint venturers of TPA each received cash flow and profits and losses according to their ownership interests.

Summarized income statements of TPA are as follows:

                                             YEARS ENDED OCTOBER 31,
                                  -------------------------------------------
                                      2001            2000            1999
                                  -----------     -----------     -----------

Gain on sale of real estate       $        --     $15,700,138     $        --
Rental income                              --       3,056,084       5,860,022
Other income                              544          10,398          45,245
                                  -----------     -----------     -----------
                                          544      18,766,620       5,905,267
                                  -----------     -----------     -----------

Property operating expenses                --       1,775,441       3,054,679
Depreciation and amortization              --         349,669       1,238,539
                                  -----------     -----------     -----------
                                           --       2,125,110       4,293,218
                                  -----------     -----------     -----------

Net income                        $       544     $16,641,510     $ 1,612,049
                                  ===========     ===========     ===========

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chesterbrook Corporate Center, Valley Forge, Pennsylvania

Pursuant to the 1998 sale agreement of the Chesterbrook properties, the purchaser deposited $2.3 million into escrow (in addition to payment of the purchase price at closing) for the costs of certain building improvements and tenant improvements at the properties. DWCA did not include the amount of the escrowed sale proceeds in its calculation of the 1998 gain on the sale of the properties because of the uncertainty of its realization. During 1999, approximately $363,000 was returned to DWCA from the escrow and in settlement of various property operating matters. The Partnership's share of this amount, approximately $97,000, was distributed 100% to Limited Partners in 2000, and was recorded in equity in earning of joint ventures in 1999.

DWCA was also owned 41.2% by Dean Witter Realty Income Partnership IV, L.P., an affiliated public partnership, and 32.1% by an affiliate of the Managing General Partner. The partners received cash flow and profits and losses according to their ownership interests.

Activity in investments in joint ventures is as follows:

                                              YEARS ENDED OCTOBER 31
                                   --------------------------------------------
                                       2001            2000            1999
                                   ------------    ------------    ------------

Investments at beginning of year   $     41,090    $  6,962,579    $  7,095,604
Equity in earnings                          243       8,102,677         815,395
Distributions                           (28,805)    (15,598,476)     (1,071,627)
Contributions                                --         574,310         123,207
                                   ------------    ------------    ------------

Investments at end of year         $     12,528    $     41,090    $  6,962,579
                                   ============    ============    ============

The accounting policies of TPA and DWCA are the same as those of the Partnership.


6.   CASH RESERVES DISTRIBUTION

The Partnership distributed, to Limited Partners only, cash reserves of approximately $1.40 per Unit and $0.55 in 2000 and 2001, respectively. The 2000 cash reserves distribution totaled $830,193 with $747,174 distributed to the Limited Partners and $83,019 payable to the General Partners. The 2001 cash reserves distribution totaled $325,470 with $292,923 distributed to the Limited Partners and $32,547 payable to the General Partners. The General Partners deferred receipt of their share of the 2000 and 2001 distributions to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2000, the Partnership's distributions, to Limited Partners only, of net proceeds from the sale of the Westland Crossing property (see Note 4), the Partnership's share of the Taxter sale proceeds (see Note 5), the remaining proceeds from the sales of the Chesterbrook and Laurel Lakes properties (see Notes 4 and 5), and Partnership cash reserves totaled $24,944,074 ($46.71 per
Unit).

In 2001, the Partnership's distributions, to Limited Partners only, of net proceeds from the Partnership's share of the Taxter sale proceeds (see Note 5) and Partnership cash reserves totaled $881,133 ($1.65 per Unit).


7.   RELATED PARTY TRANSACTIONS

In fiscal 1999, an affiliate of the Managing General Partner managed the Westland Crossing property until its sale, and managed the Taxter property through December 1998. The Partnership incurred management fees to the affiliate of approximately $107,000 for the year ended October 31, 1999. This amount is included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the years ended October 31, 2001, 2000, and 1999, the Partnership incurred approximately $54,000, $84,000 and $150,000, respectively, for these services. These amounts are included in general and administrative expenses.

At October 31, 2001 and 2000, the Partnership's accounts payable and accrued liabilities included approximately $100,000 and $101,000, respectively, due to affiliates of the Managing General Partner for the administrative fees and expense reimbursements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                         NET (LOSS) INCOME
                                                            PER UNIT OF
                                                              LIMITED
                                         NET (LOSS)         PARTNERSHIP
                      REVENUE              INCOME             INTEREST
                    -----------         -----------         -----------
2001
  January 31        $    24,411         $   (15,348)        $     (0.03)
  April 30                7,169             (66,366)              (0.11)
  July 31                 4,061             (53,564)              (0.09)
  October 31              3,042              61,106                0.10
                    -----------         -----------         -----------
  Total             $    38,683         $   (74,172)        $     (0.13)
                    ===========         ===========         ===========

2000
  January 31        $   218,502         $    35,498         $      0.05
  April 30              254,951             183,600                0.31
  July 31             7,787,152           7,733,924               14.46
  October 31            (29,759)           (202,293)              (0.35)
                    -----------         -----------         -----------
  Total             $ 8,230,846         $ 7,750,729         $     14.47
                    ===========         ===========         ===========

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership that has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                                     POSITION WITH THE
         NAME                                     MANAGING GENERAL PARTNER
- ------------------------                     ----------------------------------
William B. Smith                             Chairman of the Board of Directors
E.  Davisson  Hardman,                       President and Director Jr.
Ronald T. Carman                             Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 58, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since July 2000. From June 1997 until July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co., Inc. and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Morgan Stanley DW Inc., and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 52, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since September 2001. From June 1997 until September 2001, he was a Managing Director of Morgan Stanley Asia, Ltd. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 50, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Morgan Stanley DW Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. The General Partners received cash distributions of $395,175 during the year ended October 31, 1999. To ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs, the General Partners deferred receipt of their share of cash reserve distributions of $32,547 and $83,019 during the years ended October 31 , 2001 and 2000, respectively.

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

      (b) The directors and executive officers of the Managing General Partner own the following Units as of December 31, 2001:

                           AMOUNT AND NAME OF                   NATURE OF
TITLE OF CLASS              BENEFICIAL OWNER              BENEFICIAL OWNERSHIP
- --------------      --------------------------------      --------------------
Limited             All directors and executive                     *
Partnership         officers of the Managing General
Interests           Partner, as a group

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

    1.  Financial Statements (see Index of Financial Statements filed as part of
        Item 8 of this Annual Report).

    2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

    3.  Exhibits

        3(a) Certificate of Limited Partnership included in the Registration Statement Number 33-1912 is incorporated by reference.

        3(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus in the Registration Statement Number 33-1912 is incorporated herein by reference.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        4(a) Certificate of Limited Partnership included in the Registration Statement Number 33-1912 is incorporated by reference.

        4(b) Amended and Restated Agreement of Limited Partnership dated as of February 11, 1986 set forth in Exhibit A to the Prospectus included in the Registration Statement Number 33-1912 is incorporated herein by reference.

        10(a) Purchase and Sale Agreements for properties purchased filed as Exhibits to Form 8-K on June 27, 1986, December 29, 1986, December 29, 1986, December 29, 1986, December 29, 1986, December 30, 1986, December 30, 1986, June 1, 1987, December 7, 1987, and
               December 15, 1987 are incorporated herein by reference.

        10(b) Purchase and Sale Agreement, dated October 19, 1995 between Dean Witter Realty Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 is incorporated herein by reference.

        10(c) First Amendment to Agreement of Purchase and Sale by and between Dean Witter Realty Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Realty Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) filed as exhibit to Form 8-K on December 11, 1995 is incorporated herein by reference.

        10(d) Purchase and Sale Agreement between Technology Park Associates, Dean Witter/Technology Park II Associates, L.P., and Sprint Communications Company, L.P. a Delaware Limited Partnership filed as exhibit 2 to the Registrant's Report on Form 8-K on December 31, 1996 is incorporated herein by reference.

        10(e) Purchase and Sale Agreement, dated as of October 1, 1997, First Amendment to Purchase and Sale Agreement dated as of October 15, 1997 and Second Amendment to Purchase and Sale Agreement dated as of October 27, 1997 between Dean Witter Realty Income Partnership III, L.P., as Seller and LPC Commercial Services, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 7, 1997 is incorporated herein by reference.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        10(f) Purchase and Sale Agreement, dated as of February 10, 1998, between DWR Chesterbrook Associates, Glenhardie Corporation, Dean Witter Realty Income Partnership II, L.P., the Partnership and Part Six Associates, as Sellers, and FV Office Partners, L.P. as Purchaser, filed as Exhibit 2(a) to the Registrant's Report on Form 8-K on April 1, 1998 and is incorporated herein by reference.

        10(g) Assignment and Option Agreement dated February 8, 1999 between Taxter Park Associates and DW Taxter Special Corp., filed as an Exhibit to the Registrant's Report on Form 10-Q for the period ended January 31, 1999, is incorporated herein by reference.

        10(h) Purchase and Sale Agreement, dated as of June 2, 1999, between Laurel-Vincent Place Associates L.P., as Seller and Urban Investment Group, Inc., as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on September 24, 1999 is incorporated herein by reference.

        10(i) Purchase and Sale Agreement, dated as of February 16, 1999 between the Partnership and Dean Witter Realty Income Partnership II L.P., as Seller and New Plan Excel Realty Trust, Inc. as Purchaser, filed as Exhibit 2 to the Registrant's Report on Form 8-K on November 16, 1999 is incorporated herein by reference.

        10(j) (I) Purchase and Sale Agreement Dated as of April 4, 2000, First Amendment to Purchase and Sale Agreement Dated as of May 3, 2000, Second Amendment to Purchase and Sale Agreement Dated as of May 11, 2000, Third Amendment to Purchase and Sale Agreement Dated as of May 17, 2000, Fourth Amendment to Purchase and Sale Agreement Dated as of May 18, 2000, all between Taxter Park Associates as Seller, DW Taxter Special Corp. as sublandlord and Mack-Cali Realty Acquisition Corp. as Purchaser, (II) Termination, Assignment and Recognition Agreement as of May 23, 2000 between Taxter Park Associates, DW Taxter Special Corp., Mack-Cali Realty Acquisition Corp. and KLM Royal Dutch Airlines and (III) Termination Agreement as of May 23, 2000 between Taxter Park Associates and DW Taxter Special Corp., all filed as Exhibits to the Registrant's Report on Form 8-K on May 23, 2000 are incorporated herein by reference.

    21. Subsidiaries: Laurel Vincent Place Associates, a Maryland limited partnership.


(b) Reports on Form 8-K.
    Reports on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                OCTOBER 31, 2001


A. RECONCILIATION OF REAL ESTATE OWNED AT OCTOBER 31

                                                       2001             2000             1999
                                                   ------------     ------------     ------------
Balance at beginning of year                       $         --     $         --     $ 64,098,224
Additions (deletions) during period:
   Improvements                                              --               --        1,066,292
   Real estate sold                                          --               --      (53,966,938)
   Reclass to real estate held for sale                      --               --      (10,395,384)
   Loss on impairment of Real Estate                         --               --         (802,194)
                                                   ------------     ------------     ------------

Balance at end of period                           $         --     $         --     $         --
                                                   ============     ============     ============


B. RECONCILIATION OF ACCUMULATED DEPRECIATION:

Balance at beginning of period                     $         --     $         --     $ 14,356,686
   Depreciation expense                                      --               --          669,855
   Real estate sold                                          --               --      (13,975,432)
   Reclass to real estate held for sale                      --               --       (1,051,109)
                                                   ------------     ------------     ------------

Balance end of period                              $         --     $         --     $         --
                                                   ============     ============     ============

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

DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

By:  Dean Witter Realty Income Properties III Inc.
            Managing General Partner

By:  /s/ E. Davisson Hardman, Jr.                       Date:  January 25, 2002
     ---------------------------------
     E. Davisson Hardman, Jr.
     President

By:  /s/ Jeffrey D. Hahn                                Date:  January 25, 2002
     ---------------------------------
     Jeffrey D. Hahn
     Vice President
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES III INC.
Managing General Partner

/s/ William B. Smith                                    Date:  January 25, 2002
- --------------------------------------
William B. Smith
Chairman of the Board of Directors

/s/ E. Davisson Hardman, Jr.                            Date:  January 25, 2002
- --------------------------------------
E. Davisson Hardman, Jr.
Director

/s/ Ronald T. Carman                                    Date:  January 25, 2002
- --------------------------------------
Ronald T. Carman
Director