Form 10-Q
period 2002-01-31
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2002-03-18
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended January 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18146

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
                 -----------------------------------------------
        (Exact name of registrant as specified in governing instrument)

      Delaware                                             13-3293754
-------------------                                   ----------------------
     (State of                                            (IRS Employer
   organization)                                       Identification No.)


1221 Avenue of the Americas, New York, NY                     10020
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:   (800) 829-8585
                                                      --------------

Former name, former address and former fiscal year, if changed since last report: not applicable.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item I.     Financial Statements

                      DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 BALANCE SHEETS

                                                    JANUARY 31     OCTOBER 31
                                                       2002           2001
                                                       ----           ----

                                     ASSETS

Cash and cash equivalents                              $   525,072    $   659,941

Investment in joint venture                                 12,528         12,528

Other assets                                                10,882         10,882
                                                       -----------    -----------

                                                       $   548,482    $   683,351
                                                       ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities               $   109,664    $   224,911

Distributions payable to General Partners                  115,566        115,566
                                                       -----------    -----------

                                                           225,230        340,477

Partners' capital (deficiency):
   General Partners                                     (8,663,235)    (8,661,273)
   Limited Partners
     ($500 per Unit, 534,020 Units issued)               8,986,487      9,004,147
                                                       -----------    -----------

   Total partners' capital                                 323,252        342,874
                                                       -----------    -----------

                                                       $   548,482    $   683,351
                                                       ===========    ===========



                       See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001



                                               2002       2001
                                               ----       ----

Revenues:
      Equity in earnings of joint venture   $   --      $    243
      Interest and other                       1,637      24,168
                                            --------    --------


                                               1,637      24,411
                                            --------    --------

Expenses:
      Property operating                        --       (28,346)
      General and administrative              21,259      68,105
                                            --------    --------

                                              21,259      39,759
                                            --------    --------

Net loss                                    $(19,622)   $(15,348)
                                            ========    ========

Net loss allocated to:
      Limited Partners                      $(17,660)   $(13,813)
      General Partners                        (1,962)     (1,535)
                                            --------    --------

                                            $(19,622)   $(15,348)
                                            ========    ========

Net loss per Unit of limited
      partnership interest                  $  (0.03)   $  (0.03)
                                            ========    ========




                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       THREE MONTHS ENDED JANUARY 31, 2002



                                         LIMITED       GENERAL
                                        PARTNERS       PARTNERS        TOTAL
                                        --------       --------        -----

Partners' capital (deficiency) at
November 1, 2001                    $ 9,004,147    $(8,661,273)   $   342,874


Net loss                                (17,660)        (1,962)       (19,622)
                                    -----------    -----------    -----------

Partners' capital (deficiency) at
January 31, 2002                    $ 8,986,487    $(8,663,235)   $   323,252
                                    ===========    ===========    ===========














                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001


                                                            2002           2001
                                                            ----           ----
Cash flows from operating activities:
   Net loss                                              $   (19,622)   $   (15,348)
     Adjustments  to reconcile net loss to net
      cash (used in) provided by operating activities:
        Equity in earnings of joint venture                     --             (243)
        (Decrease) increase in liabilities                  (115,247)        27,328
                                                         -----------    -----------


          Net cash (used in) provided by
          operating activities                              (134,869)        11,737
                                                         -----------    -----------

Cash flows from investing activities:
   Distributions from joint venture                             --           28,805
                                                         -----------    -----------

(Decrease) increase in cash and cash equivalents            (134,869)        40,542

Cash and cash equivalents at beginning of period             659,941      1,614,341
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   525,072    $ 1,654,883
                                                         ===========    ===========





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

The Partnership's last remaining property investment was its 44.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership cannot wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible in 2002.

The Partnership's interest in TPA was accounted for using the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net loss per Unit of limited partnership interest amounts are calculated by dividing net loss allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2001. Operating results of interim periods may not be indicative of the operating results for the entire year.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENT IN JOINT VENTURE
     ---------------------------

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. The Partnership understands that TPA must resolve this appeal and other matters, outstanding with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these matters is not anticipated to require any significant funding from the Partnership.

The Partnership's equity in earnings of joint ventures in 2001 consisted of the Partnership's share of miscellaneous revenues earned by TPA during the first quarter of fiscal 2001.


3.   RELATED PARTY TRANSACTIONS
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2002 and 2001, the Partnership incurred approximately $13,500 and $21,000, respectively, for these services. These amount are included in general and administrative expenses. At January 31, 2002, accounts payable and other liabilities included $13,500 due to the affiliate for the 2002 services it performed for the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 44.6% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 2 to the Financial Statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible in 2002. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as described above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.


OPERATIONS
----------

Fluctuations in the Partnership's operating results for the three months ended January 31, 2002 compared to 2001 were primarily attributable to the following:

Interest and other income decreased in 2002 compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $880,000 of its cash on hand to the Limited Partners).

The negative property operating expenses in 2001 were caused by the collection of tenant receivables which were previously written off by the Partnership.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues and expenses.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

INFLATION
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits
               None

          b)   Reports on Form 8-K
               None

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

                             DEAN WITTER REALTY INCOME PARTNERSHIP
                                  III, L.P.

                             By: Dean Witter Realty Income Properties III, Inc. Managing General Partner


Date: March 15, 2002         By:  /s/E. Davisson Hardman, Jr.
                                  ---------------------------
                                  E. Davisson Hardman, Jr.
                                  President

Date: March 15, 2002         By:  /s/Jeffrey D. Hahn
                                  ----------------------------
                                  Jeffrey D. Hahn
                                  Vice President
                                  Principal Financial and Accounting Officer