Form 10-Q
period 2002-04-30
DEAN WITTER REALTY INCOME PARTNERSHIP III LP
filed 2002-06-13
CIK 784161

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2002

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18146

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


               Delaware                                  13-3293754
---------------------------------------     ------------------------------------
      (State of organization)               (IRS Employer Identification No.)


      195 Broadway, New York, NY                           10007
---------------------------------------     ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (800) 829-8585


                1221 Avenue of the Americas, New York, NY 10020
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No  [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                                 BALANCE SHEETS

                                                     April 30,   October 31,
                                                        2002        2001
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                            $  516,332  $    659,941

Investment in joint venture                              12,528        12,528

Other assets                                             10,882        10,882
--------------------------------------------------------------------------------
                                                     $  539,742  $    683,351
================================================================================


                        LIABILITES AND PARTNERS' CAPITAL


Accounts payable and accrued liabilities             $  124,280  $    224,911

Distributions payable to General Partners               115,566       115,566
--------------------------------------------------------------------------------
                                                        239,846       340,477
--------------------------------------------------------------------------------
Partners' capital (deficiency):
  General partners                                   (8,665,571)   (8,661,273)
  Limited partners ($500 per Unit,
     534,020 Units issued)                            8,965,467     9,004,147
--------------------------------------------------------------------------------
   Total partners' capital                              299,896       342,874
--------------------------------------------------------------------------------
                                                     $  539,742  $    683,351
================================================================================


                 See accompanying notes to financial statements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF OPERATIONS

               Three and six months ended April 30, 2002 and 2001

                                  Three months ended            Six months ended
                                       April 30,                   April 30,
                                  ------------------            ----------------
                                  2002          2001           2002          2001
-----------------------------------------------------------------------------------
Revenues:
  Equity in earnings of
     joint venture             $       -    $       -     $       -     $      243
  Interest and other               1,420        7,169          3,057        31,337
-----------------------------------------------------------------------------------
                                   1,420        7,169          3,057        31,580
-----------------------------------------------------------------------------------

Expenses:
  Property operating                   -       (3,413)             -       (31,759)
  General and administrative      24,776       76,948         46,035       145,053
-----------------------------------------------------------------------------------
                                  24,776       73,535         46,035       113,294
-----------------------------------------------------------------------------------

Net loss                       $ (23,356)   $ (66,366)     $ (42,978)    $ (81,714)
===================================================================================

Net loss allocated to:
  Limited Partners             $ (21,020)   $ (59,730)     $ (38,680)    $ (73,543)
  General Partners                (2,336)      (6,636)        (4,298)       (8,171)
-----------------------------------------------------------------------------------

                               $ (23,356)   $ (66,366)     $ (42,978)    $ (81,714)
===================================================================================

Net loss per Unit of limited
   partnership interest        $   (0.04)   $   (0.11)     $   (0.07)    $   (0.14)
===================================================================================







               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2002

                                       Limited     General
                                       Partners    Partners       Total
-----------------------------------------------------------------------------

Partners' capital (deficiency)
  at November 1, 2001                  $9,004,147  $(8,661,273)    $ 342,874

Net loss                                  (38,680)      (4,298)      (42,978)
-----------------------------------------------------------------------------

Partners' capital (deficiency)
  at April 30, 2002                    $8,965,467  $(8,665,571)    $  299,896





                See accompanying notes to financial statements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                            STATEMENTS OF CASH FLOWS

                    Six months ended April 30, 2002 and 2001

                                                             2002          2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                               $  (42,978)   $ (81,714)
Adjustments to
reconcile net loss to net cash
     used in operating activities:
     Equity in earnings of joint venture                     -              (243)
     Decrease in accounts payable and accrued liabilities  (100,631)     (23,231)
--------------------------------------------------------------------------------

         Net cash used in operating activities             (143,609)    (105,188)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from joint venture                             -          28,805
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions                                                -        (913,680)
  Increase in distributions payable to General Partners        -          32,547
--------------------------------------------------------------------------------

        Net cash used in financing activities                  -        (881,133)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                      (143,609)    (957,516)

Cash and cash equivalents at beginning of period            659,941    1,614,341
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $ 516,332   $  656,825
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

The Partnership's last remaining property investment was its 44.6% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

                          Notes to Financial Statements

2.  Investment in Joint Venture

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the trial court and the taxing authorities have appealed. The Partnership understands that TPA must resolve this appeal and other outstanding matters, with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

3.   Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2002 and 2001, the Partnership incurred approximately $27,000 and $42,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

At April 30, 2002, the Partnership's accounts payable and accrued liabilities included approximately $27,000 due to the affiliate for the 2002 services it performed for the Partnership and $34,000 of expenses the affiliate paid on behalf of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As discussed in Note 1 to the financial statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 44.6% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 2 to the financial statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three and six month periods ended April 30, 2002 compared to 2001 were primarily attributable to the following:

Interest and other income decreased during the six months ended April 30, 2002 compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $880,000 of its cash on hand to the Limited Partners).

               DEAN WITTER REALTY INCOME PARTNERSHIP III, L.P.

The negative property operating expenses in 2001 were caused by the collection of tenant receivables which were previously written off by the Partnership.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenue or expenses.

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

                                   DEAN WITTER REALTY INCOME
                                     PARTNERSHIP III, L.P.

                              By:  Dean Witter Realty Income
                                     Properties III Inc.
                                   Managing General Partner


Date: June 13, 2002           By:  /s/ E. Davisson Hardman, Jr.
                                   ------------------------------------
                                   E. Davisson Hardman, Jr.
                                   President


Date: June 13, 2002           By:  /s/ Jeffery D. Hahn
                                   ------------------------------------
                                   Jeffery D. Hahn
                                   Vice President
                                  (Principal Financial and
                                   Accounting Officer)